Form 10QSB
period 1997-07-31
DISCAS INC
filed 1997-09-11
CIK 786364

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 31, 1997
                               ---------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________
                                 001-13207
Commission file number           000-22827

                                  DISCAS, INC.
 ................................................................................
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            06-1175400
 ................................................................................
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

567-1 South Leonard Street, Waterbury, Connecticut                 06708
 ................................................................................
(Address of principal executive offices)                        (Zip Code)

                                  203-753-5147
 ................................................................................
              (Registrant's telephone number, including area code)

 ................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         |_|  Yes      |X|  No
         The number of shares outstanding of the issuer's single class of common stock as of September 2, 1997 was 3,214,500.

         Transitional Small Business Disclosure Format (check one)
                                                         |_|  Yes      |X|  No

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                    July 31,          April 30,
                                                      1997              1997
                                                   ----------        -----------
                                                   (unaudited)        (audited)
                  ASSETS
Current assets:
    Cash and equivalents                         $      2,194       $   173,100
    Accounts receivable                             1,099,767         1,244,554
    Inventory                                       1,129,510         1,016,519
    Other current assets                                2,399            15,599
                                                 ------------      ------------
        Total current assets                        2,233,870         2,449,772
                                                   ----------        ----------

Property and equipment (net)                        1,931,214         1,846,615

Other assets                                        1,243,536         1,248,602
                                                   ----------        ----------

                                                   $5,408,620        $5,544,989
                                                   ==========        ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $1,256,561        $1,280,710
    Accrued expenses                                  201,547           174,629
    Line of credit                                    512,075           490,000
    Current portion of capital leases                  30,417            30,416
    Current portion of long-term debt                 175,025           383,069
                                                   ----------        ----------
        Total current liabilities                   2,175,625         2,358,824
                                                    ---------         ---------

Capital leases, excluding current portion              39,066            48,101

Long-term debt, excluding current portion           2,318,576         2,162,777

Related party loans                                   123,734           123,734

Stockholders' equity:
    Common stock, par value $.0001 per share:
        Authorized 20,000,000 shares
        Outstanding 2,254,500 shares                      225               225
    Additional paid in capital                        822,677           822,677
    Retained earnings (accumulated deficit)           (71,283)           28,651
                                                  ------------      -----------
        Total stockholders' equity                    751,619           851,553
                                                   ----------        ----------

                                                   $5,408,620        $5,544,989
                                                   ==========        ==========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                        Three months ended
                                                             July 31,
                                                      1997             1996
                                                 -------------    --------------


Sales                                            $  1,880,874      $    959,269

Cost of sales                                       1,329,116           738,032
                                                 -------------     -------------
    Gross Profit                                      551,758           221,237

Selling, general and administrative expenses          489,896           232,271
                                                 -------------     -------------
    Income (loss) from operations                      61,862           (11,034)

Other income (expense):
    Other income (expense)                              8,255            (8,243)
    Interest expense                                  (83,819)          (20,889)
    Amortization of deferred financing costs          (86,232)                -
                                                  ------------     -------------
        Net other expense                            (161,796)          (29,132)
                                                  ------------     -------------

Minority interest                                           -            28,226
                                                  ------------     -------------

Net loss                                         $    (99,934)     $    (11,940)
                                                 =============     =============

Average number of shares outstanding                2,488,750         1,880,143
                                                    =========         =========

Net loss per share - primary                        $(.03)             $(.01)
                                                    ======             ======

                   - fully diluted                  $(.04)             $(.01)
                                                    ======             ======

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                         CONSOLIDATED STATEMENT OF CASH
                                      FLOWS
                                   (unaudited)

                                                          Three months ended
                                                                July 31,
                                                           1997         1996
                                                       -----------   -----------


Cash flows from operating activities:
  Cash received from customers                         $ 2,025,661   $  897,582
  Cash paid to suppliers and employees                  (1,832,988)    (948,062)
  Interest paid                                            (62,743)     (20,889)
  Income taxes paid                                              -            -
                                                       ------------  -----------
    Net cash provided (used) by operating activities      129,930      (71,369)
                                                       ------------  -----------

Cash flows from investing activities:
  Payments on other assets                                 (84,901)     (17,304)
  Purchases of fixed assets                               (176,731)     (35,132)
                                                        -----------  -----------
    Net cash used by investing activities                 (261,632)     (52,436)
                                                        -----------  -----------

Cash flows from financing activities:
  Principal payments on long-term debt                     (52,245)     (23,281)
  Proceeds from long-term debt                                   -            -
  Principal payments on capital leases                      (9,034)     (15,505)
  Proceeds from credit line                                 22,075      170,000
                                                       ------------  ----------
    Net cash used by financing activities                  (39,204)     131,214
                                                       ------------  ----------

Net increase (decrease) in cash                           (170,906)       7,409

Cash and equivalents at beginning of period                173,100       37,039
                                                       -----------   -----------

Cash and equivalents at end of period                  $     2,194   $   44,448
                                                       ===========   ==========

Reconciliation of net loss to cash provided (used)
 by operating activities:
  Net loss                                              $  (99,934)  $  (11,940)
                                                        -----------  -----------
  Items which did not (provide) use cash:
    Depreciation and amortization                           86,693       23,248
    Interest                                                25,000            -
    Minority interest                                            -      (28,226)
    Deferred financing costs                                86,232            -

Working capital changes which provided (used) cash:
  Accounts receivable                                      144,787      (61,687)
  Inventory                                               (112,991)      87,293
  Other assets                                               9,174       88,976
  Prepaid expenses                                          13,200      (79,830)
  Accounts payable                                         (24,149)     (66,052)
  Accrued expenses                                           1,918      (23,151)
                                                        -----------  -----------

  Net cash provided (used) by operating activities      $  129,930   $  (71,369)
                                                        ==========   ===========

                         PART I - FINANCIAL INFORMATION

                                  DISCAS, INC.

                                  July 31, 1997

                                       10

Item 1.       Financial Statements - Notes

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 15, 1997. Earlier application is not permitted. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have a material effect in primary earnings per share for the first quarter ended July 31, 1997 and 1996. The impact on the calculation of diluted earnings per share for these quarters is not expected to be material.

2.       Inventories

Inventories consist of the following:

                                           July 31, 1997          April 30, 1997
                                           -------------          --------------
Finished goods                              $   492,810             $   212,148
Raw materials and supplies                      636,700                 804,371
                                            -----------             -----------
                                             $1,129,510              $1,016,519
                                             ----------              ----------

3.       Property and equipment

Property and equipment consist of the following:

                                            July 31, 1997         April 30, 1997
                                            -------------         --------------
Machinery and equipment                       $2,601,641             $2,436,533
Leasehold improvements                            64,032                 63,843
Office equipment                                  69,583                 68,402
Vehicles                                          59,401                 58,206
Furniture and fixtures                            22,156                 22,098
                                             -----------            -----------

  Total property and equipment                 2,816,813              2,649,082
  Less:  accumulated depreciation                885,599                802,467
                                             -----------            -----------
Net property and equipment                    $1,931,214             $1,846,615
                                              ----------             ----------

Item 1.       Financial Statements - Notes (Cont'd)

4.       Other assets

Other assets consist of the following:

                                            July 31, 1997         April 30, 1997
                                            -------------         --------------
Deferred offering costs                      $   606,942            $   532,148
Deferred financing costs, net                    346,231                432,463
Goodwill, net                                    212,342                216,077
Security deposits                                 31,911                 32,310
Other                                             46,110                 35,604
                                            ------------           ------------
                                              $1,243,536             $1,248,602
                                              ----------             ----------

5.       Economic dependency

In the quarter ended July 31, 1997, two customers accounted for approximately 31% of sales (17% and 14%, respectively); in the quarter ended July 31, 1996, two customers accounted for approximately 33% of sales (22% and 11%, respectively).

6.       Subsequent events

During August 1997, the Company concluded an initial public offering of 800,000 units of its common stock and warrants ($5.00 per share and $.10 per warrant) for total gross proceeds of $4,080,000. The following costs were deducted or paid from the proceeds:

      Underwriters' commissions                                     $408,000
      Underwriters' expenses                                          82,400
      Underwriters' legal fees                                        35,000
      Accounting and audit fees                                       60,000
      Company legal fees                                             135,000
      Printing costs                                                  69,595
      Other consulting fees and miscellaneous expenses                47,295
                                                                  ----------
                                                                    $837,290

In addition, the Company had previously paid $538,846 of the $606,942 of deferred offering costs related to the initial public offering. Such amounts had been recorded as deferred assets on the consolidated balance sheet of the Company.

Accordingly, as a result of the foregoing, the common stock of the Company was increased by $80 and additional paid in capital was increased by $2,703,784. Cash and working capital were increased by $3,242,710.

Item 1.       Financial Statements - Notes (Cont'd)

The Company also:

     Paid  off  its  bridge  loan  ($360,000)   and  related  accrued   interest
     ($13,583).

     Converted its $1,000,000 convertible promissory note payable into 160,000 shares of its common stock; this resulted in an increase of $16 in the Company's common stock account and an increase of $999,984 to additional paid in capital.

     Paid $85,300 to its principal underwriter, Roan Capital Partners L.P., for a two year consulting agreement. Such amount will be amortized on a pro rata basis over the two year period ending September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company produces proprietary plastic and rubber compounds using a variety of recycled and prime, or virgin, materials. The Company has extensive expertise in polymer technology, and has commercialized proprietary formulations used in the manufacturing of products in the footwear, aeronautic, military, automotive and consumer products sectors. During November 1996, the Company acquired the assets of a plastic container manufacturer in New Jersey, Christie Enterprises, Inc. (the "Christie Acquisition").

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Liquidity and Capital Resources

Financial Condition

During August 1997, the Company concluded the initial public offering of its common stock and warrants. As described above, this has significantly improved the working capital position of the Company. Had the transaction occurred at July 31, 1997 cash would have increased from $2,194 to $3,244,904 and net working capital would have increased from $89,495 to $3,332,205. A portion of the net proceeds was then used to pay off the Company's bridge loan and accrued interest ($373,583) and to prepay a two year consulting agreement with its principal underwriter ($85,300).

In addition, the Company's $1,000,000 convertible promissory note was converted into 160,000 shares of common stock which would have decreased long term debt from $2,493,601 at July 31,1997 to $1,493,601.

The Company also expanded its bank revolving loan credit facility from $700,000 to $1,500,000.

As a result of the foregoing, its is expected that the proceeds from the initial public offering, the expanded credit facility and cash flow from operations will provide sufficient funds for the Company to meet its working capital, capital expenditure and debt service requirement needs for the foreseeable future. Additional funds may be required if the Company is successful in expanding its business through internal growth and/or acquisitions of businesses in related industries.

         Results of Operations

Quarters Ended July 31, 1997 and 1996

Sales increased by $921,605, or approximately 96%, to $1,880,874 for the quarter ended July 31, 1997, as compared to $959,269 for the quarter ended July 31, 1996. The 1997 sales include $979,725 related to the Christie Acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Cost of goods sold increased by $591,084, or approximately 80%, to $1,329,116 for the quarter ended July 31, 1997, compared to $738,032 for the quarter ended July 31, 1996. The increase in cost of goods sold was attributable to increased sales volume, principally due to the Christie Acquisition; cost of goods sold as a percentage of sales was 70% for the quarter ended July 31, 1997 as compared to 77% in 1996. The decrease in cost of sales as a percent of sales is due to reductions in the cost of raw material purchases because of the effect of buying larger quantities of raw materials and because of production efficiencies developed in the manufacture of the Company's products.

Gross profit increased by $330,521, or approximately 149%, to $551,758 for the quarter ended July 31, 1997, as compared to $221,237 for the quarter ended July 31, 1996. Such increase was primarily attributable to the increase in sales volume, reductions in raw material costs and the introduction of production efficiencies in the manufacture of the Company's products.

Selling, general and administrative costs increased by $257,625, or approximately 111%, to $489,896 for the quarter ended July 31, 1997 as compared to $232,271 for the quarter ended July 31, 1996. The increase is attributable to the hiring of additional personnel and the associated costs for employee benefit programs, travel and marketing expenses as the Company continued to implement its strategy for growth. Selling, general and administrative costs related to the Christie Acquisition amounted to approximately $137,000 for the quarter ended July 31, 1997.

Operating income increased by $72,896 to $61,862 for the current quarter as compared to a loss of $11,034 from the quarter ended July 31, 1996.

Deferred financing charges of $86,232 were amortized in the quarter ended July 31, 1997 (none in fiscal 1996) and this noncash charge is included in interest expense.

Net loss increased by $87,994 to $99,934 for the quarter ended July 31, 1997 as compared to a loss of $11,940 for the quarter ended July 31, 1996. The increase was primarily attributable to the amortization of deferred financing charges and other interest costs incurred to continue the implementation of the Company's growth strategy.

                           PART II - OTHER INFORMATION

                                  DISCAS, INC.

                                  July 31, 1997

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                      DISCAS, INC.
                                                       Registrant





Date:  September 11, 1997                      By /s/ Ronald P. Pettirossi
                                                      Ronald P. Pettirossi
                                                      Chief Financial Officer