Form 10QSB
period 1997-10-31
DISCAS INC
filed 1997-12-15
CIK 786364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               ctober 31, 1997
                               ------------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________
                                 001-13207
Commission file number           000-22827

                                  DISCAS, INC.
 ................................................................................
        (Exact name of small business issuer as specified in its charter)

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

                                  203-753-5147
 ................................................................................
                           (Issuer's telephone number)

 ................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           |X|  Yes      |_|  No
         The number of shares outstanding of the issuer's single class of common stock as of December 1, 1997 was 3,214,500.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                                    October 31,                April 30,
                                                                                       1997                       1997
                                                                                    (unaudited)                (audited)

                                  ASSETS
Current assets:
    Cash and equivalents                                                            $1,759,267                $  173,100
    Accounts receivable                                                              1,151,491                 1,244,554
    Inventory                                                                        1,130,256                 1,016,519
    Prepaid expenses                                                                   280,793                    15,599
                                                                                    ----------                ----------
        Total current assets                                                         4,321,807                 2,449,772
                                                                                    ----------                ----------

Property and equipment (net)                                                         2,204,905                 1,846,615

Other assets                                                                           259,561                 1,248,602
                                                                                    ----------                ----------

                                                                                    $6,786,273                $5,544,989
                                                                                    ==========                ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $  932,952                $1,280,710
    Accrued expenses                                                                    91,792                   174,629
    Line of credit                                                                           -                   490,000
    Current portion of capital leases                                                   22,667                    30,416
    Current portion of long-term debt                                                  169,142                   383,069
                                                                                    ----------                ----------
        Total current liabilities                                                    1,216,553                 2,358,824
                                                                                    ----------                ----------

Line of credit                                                                       1,283,119                         -

Capital leases, excluding current portion                                               41,863                    48,101

Other Long-term debt, excluding current portion                                        540,008                 2,162,777

Related party loans                                                                    123,734                   123,734

Stockholders' equity:
    Common stock, par value $.0001 per share:
        Authorized 20,000,000 shares
        Outstanding 3,214,500 and 2,254,500 shares, respectively                           321                       225
    Additional paid in capital                                                       4,481,008                   822,677
    Retained earnings (accumulated deficit)                                           (900,333)                   28,651
                                                                                    -----------               ----------
        Total stockholders' equity                                                   3,580,996                   851,553
                                                                                    ----------                ----------

                                                                                    $6,786,273                $5,544,989
                                                                                    ==========                ==========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                               Three months ended                  Six months ended
                                                                    October 31,                        October 31,
                                                               1997             1996              1997             1996
                                                           -----------       -----------       -----------      -----------
Sales                                                      $1,495,093        $1,094,867        $3,375,967       $2,054,136

Cost of sales                                               1,350,870           827,150         2,679,986        1,565,182
                                                           -----------       -----------       -----------      -----------
    Gross Profit                                              144,223           267,717           695,981          488,954

Selling, general and administrative expenses                  573,165           187,309         1,063,061          419,580
                                                           -----------       -----------       -----------      -----------
    Income (loss) from operations                            (428,942)           80,408          (367,080)          69,374

Other expense:
    Amortization of deferred financing costs                  (58,768)                -          (145,000)               -
    Interest expense                                          (53,877)          (18,961)         (129,441)         (39,850)
    Other expense                                                   -                 -                 -           (8,243)
                                                           -----------       -----------       -----------      -----------
        Net other expense                                    (112,645)          (18,961)         (274,441)         (48,093)
                                                           -----------       -----------       -----------      -----------

Minority interest                                                   -             8,479                 -           36,705
                                                           -----------       -----------       -----------      -----------

Income (loss) before extraordinary item                      (541,587)           69,926          (641,521)          57,986
    Extraordinary item - loss on extinguishment of debt      (287,463)                -          (287,463)               -
                                                           -----------       -----------       -----------      -----------
        Net income (loss)                                  $ (829,050)       $   69,926        $ (928,984)      $   57,986
                                                           ===========       ==========        ===========      ==========

Average number of shares outstanding                        3,106,141         2,093,588         2,797,446        2,093,588
                                                            =========         =========         =========        =========

Net income (loss) per share - primary
    Income (loss) before extraordinary item                   (.18)              .03              (.23)             .03
    Extraordinary item - loss on extinguishment of debt       (.09)                -              (.10)               -
                                                             ------             ----             ------            ----
        Net income (loss)                                    $(.27)             $.03             $(.33)            $.03
                                                             ======             ====             ======            ====

Income (loss) per share - fully diluted
    Income (loss) before extraordinary item                   (.18)              .03              (.23)             .03
    Extraordinary item - loss on extinguishment of debt       (.09)                -              (.10)               -
                                                             ------             ----             ------            ----
        Net income (loss)                                    $(.27)             $.03             $(.33)            $.03
                                                             ======             ====             ======            ====

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                      Additional      Retained earnings
                                    Number            Common           paid-in          (accumulated
                                   of shares          stock            capital            deficit)             Total

April 30, 1997                     2,254,500           $225             $822,677            $28,651            $851,553
Net loss                                   -              -                    -           (928,984)           (928,984)
Sale of common stock
  and warrants                       800,000             80            2,650,473                  -           2,650,553
Sale of underwriter over
  allotment warrants                       -              -                7,874                  -               7,874
Issuance of common stock for
  convertible promissory note        160,000             16              999,984                  -           1,000,000
                                   ---------           ----           ----------          ----------         ----------
October 31, 1997                   3,214,500           $321           $4,481,008          $(900,333)         $3,580,996
                                   =========           ====           ==========          ==========         ==========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                    Six months ended
                                                                                       October 31,
                                                                              1997                     1996
                                                                          ------------             ------------
Cash flows from operating activities:
    Cash received from customers                                          $ 3,439,030               $1,686,134
    Cash paid to suppliers and employees                                   (4,330,833)              (1,663,542)
    Interest paid                                                            (129,441)                 (39,850)
                                                                          ------------             ------------
        Net cash provided (used) by operating activities                   (1,021,244)                 (17,258)
                                                                          ------------             ------------

Cash flows from investing activities:
    Purchases of fixed assets                                                (525,903)                  (1,545)
                                                                          ------------             ------------
        Net cash used by investing activities                                (525,903)                  (1,545)
                                                                          ------------             ------------

Cash flows from financing activities:
    Net proceeds from offering of stock                                     3,190,878                        -
    Principal payments on long-term debt                                     (836,696)                 (51,664)
    Proceeds from long-term debt                                                    -                  200,000
    Principal payments on capital leases                                      (13,987)                 (82,772)
    Proceeds from credit line                                                 793,119                        -
    Payments of offering costs                                                      -                  (38,379)
                                                                          ------------             ------------
        Net cash provided by financing activities                           3,133,314                   27,185
                                                                          ------------             ------------

Net increase in cash                                                        1,586,167                    8,382

Cash and equivalents at beginning of period                                   173,100                  183,546
                                                                          ------------             ------------

Cash and equivalents at end of period                                     $ 1,759,267              $   191,928
                                                                          ===========              ===========

Reconciliation of net loss to cash provided (used) by
  operating activities:
    Net income (loss)                                                     $  (928,984)             $    57,986
                                                                          ------------             ------------
    Items which did not (provide) use cash:
        Depreciation and amortization                                         174,780                   65,744
        Minority interest                                                           -                  (36,705)
        Amortization of deferred financing costs                              145,000                        -
        Extraordinary item                                                    287,463                        -

Working capital changes which provided (used) cash:
    Accounts receivable                                                        63,063                 (359,759)
    Inventory                                                                (113,737)                  88,517
    Other assets                                                               46,960                  (38,986)
    Prepaid expenses                                                         (265,194)                  (6,616)
    Accounts payable                                                         (347,758)                 227,239
    Accrued expenses                                                          (82,837)                 (14,678)
                                                                          ------------             ------------

    Net cash provided (used) by operating activities                      $(1,021,244)             $   (17,258)
                                                                          ============             ============

Schedule of non-cash investing and financing activities:
    Financed acquisitions                                                  $        -               $1,567,904
                                                                           ==========               ==========
    Acquisition of minority interest                                       $        -               $  172,402
                                                                           ==========               ==========
    Deferred financing costs                                               $        -               $  608,500
                                                                           ==========               ==========
    Exchange of convertible debt for stock                                 $1,000,000               $        -
                                                                           ==========               ==========

                         PART I - FINANCIAL INFORMATION

                                  DISCAS, INC.

                                October 31, 1997

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 15, 1997. Earlier application is not permitted. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Implementation of these new requirements would not have a material effect on the calculation of primary earnings or diluted earnings per share for the three and six month periods ended October 31, 1997 and 1996.

2.       Inventories

Inventories consist of the following:

                                          October 31, 1997        April 30, 1997
                                          ----------------        --------------
Finished goods                               $  511,105              $  212,148
Raw materials and supplies                      619,151                 804,371
                                             ----------              ----------
                                             $1,130,256              $1,016,519
                                             ----------              ----------

3.       Property and equipment

Property and equipment consist of the following:

                                          October 31, 1997        April 30, 1997
                                          ----------------        --------------
Machinery and equipment                      $2,958,888              $2,436,533
Leasehold improvements                           64,966                  63,843
Office equipment                                 74,922                  68,402
Vehicles                                         59,673                  58,206
Furniture and fixtures                           16,230                  22,098
                                             ----------              ----------

Total property and equipment                  3,174,679               2,649,082
  Less:  accumulated depreciation               969,774                 802,467
                                             ----------              ----------
Net property and equipment                   $2,204,905              $1,846,615
                                             ==========              ==========

                         PART I - FINANCIAL INFORMATION

                                  DISCAS, INC.

                                October 31, 1997

Item 1.       Financial Statements - Notes (Cont'd)

4.       Prepaid expenses

Prepaid expenses consist of the following:
                                          October 31, 1997        April 30, 1997
                                          ----------------        --------------
Consulting agreements                         $198,192                 $     -
Rent                                            59,263                       -
Other                                           23,338                  15,599
                                              --------                 -------
                                              $280,793                 $15,599
                                              ========                 =======
5.       Other assets

Other assets consist of the following:
                                          October 31, 1997        April 30, 1997
                                          ----------------        --------------
Deferred offering costs                       $      -              $  532,148
Deferred financing costs, net                        -                 432,463
Goodwill, net                                  208,607                 216,077
Security deposits                               31,911                  32,310
Other                                           19,043                  35,604
                                              --------              ----------
                                              $259,561              $1,248,602
                                              ========              ==========
6.       Economic dependency

In the six month period ended October 31, 1997, two customers accounted for approximately 29% of sales (15% and 14%, respectively); in the six month period ended October 31, 1996, three customers accounted for approximately 57% of sales (27%, 18% and 12%, respectively).

7.       Initial public offering

During August 1997 (effective date August 14 - file number 333-26543), the Company concluded an initial public offering of 800,000 units of its common stock and warrants ($5.00 per share and $.10 per warrant) for total gross proceeds of $4,080,000 and, subsequently, the sale of 102,000 underwriter over allotment warrants for $7,874. The managing underwriters of the offering were Roan Capital Partners L.P. and Merit Capital Associates, Inc. The following estimated costs were deducted or paid from the proceeds:

    Underwriters' commissions                                           $408,000
    Underwriters' expenses                                                82,400
    Underwriters' legal fees                                              45,648
    Accounting and audit fees                                             60,000
    Legal fees                                                           155,022
    Printing costs                                                        60,000
    Other consulting fees, stock exchange and miscellaneous expenses      79,531
                                                                        --------
                                                                        $890,601
                                                                        ========

Item 1.       Financial Statements - Notes (Cont'd)

In addition, the Company had previously paid $538,846 of $606,942 of deferred offering costs related to the initial public offering. Such amounts had been recorded as deferred assets on the consolidated balance sheet.

Accordingly, as a result of the foregoing, common stock was increased by $80 and additional paid in capital was increased by $2,650,473.

The Company also:

     Paid  off  its  bridge  loan  ($360,000)  and   related  accrued   interest
     ($13,583).

     Converted its $1,000,000 convertible promissory note payable into 160,000 shares of its common stock; this resulted in an increase of $16 in common stock and an increase of $999,984 to additional paid in capital.

     Paid $85,300 to its principal underwriter, Roan Capital Partners L.P., for a two year consulting agreement. Such amount will be amortized on a pro rata basis over the two year period ending September 30, 1999.

     Acquired machinery and equipment at a cost of approximately $304,000.

     Added approximately $2,434,000 to its working capital.

8.       Extraordinary item

The extraordinary loss of $287,463 resulted from the extinguishment of debt of $375,000. The debt was issued in connection with a stockholder transaction in the fiscal year ended April 30, 1997 as the Company was preparing for its initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company produces proprietary plastic and rubber compounds using a variety of recycled and prime (virgin) materials. The Company has extensive expertise in polymer technology, and has commercialized proprietary formulations used in the manufacturing of products in the footwear, aeronautic, military, automotive and consumer products sectors. During November 1996, the Company acquired the assets of a plastic container manufacturer in New Jersey, Christie Enterprises, Inc. (the "Christie Acquisition").

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

The results of operations in the second quarter have been adversely affected by a sharp drop in the commodity price of virgin polypropylene, which significantly impacted margins for the Company's commodity grades of recycled polypropylene. While polypropylene demand has grown steadily, the supply/demand relationship has been cyclical and the present oversupply is severe by historical standards. While management believes that market conditions will improve by the end of the fiscal year, it is entirely possible that prices for the Company's commodity plastic products will not increase or may decrease further. The Company has taken certain steps which are intended to improve its margins even if the downturn in the market for polypropylene is prolonged, including acquiring certain end-product lines which would benefit from the lower raw material costs, acquiring a processing facility in North Carolina in order to lower the Company's production costs and by adding a production line in its Connecticut facility which will alleviate problems associated with the Company's limited compounding production capacity. Such completed actions, and possible acquisitions which may be undertaken in the future, could in themselves have adverse effects on the Company's performance. Such acquisitions also have the effect of utilizing the Company's cash resources for acquisition costs and working capital, which removes such cash resources from availability for other purposes in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Results of Operations

Three Month Periods Ended October 31, 1997 and 1996

Sales increased by $400,226, or approximately 37%, to $1,495,093 for the three month period ended October 31, 1997, as compared to $1,094,867 for the three month period ended October 31, 1996. The 1997 sales include $805,185 related to the Christie Acquisition. In the three month period ended October 31, 1996, the Company made sales to the Christie predecessor company of $179,107.

Cost of goods sold increased by $523,720, or approximately 63%, to $1,350,870 for the three month period ended October 31, 1997, compared to $827,150 for the three month period ended October 31, 1996. The increase in cost of goods sold was attributable to increased sales volume, due to the Christie Acquisition. Cost of goods sold as a percentage of sales was 90.3% for the three month period ended October 31, 1997 as compared to 75.5% in 1996. The increase in cost of sales as a percent of sales is related to the margin reduction in products sold because of the excess supply of virgin plastic raw material, the normal slowdown in sales experienced in August because of customer plant shutdowns, a non-recurring inventory adjustment of approximately $68,000 and employee training costs associated with the new production line which commenced operations on December 1.

The imbalance in raw material supply and demand led to both significant reductions in selling price of recycled polypropylene material (beginning late September 1997) and depressed sales levels that resulted in significant reductions in the Company's expected sales for the quarter. Although the price of polypropylene feedstocks of raw material used by the Company also dropped, the decrease was not enough to allow the Company to maintain the gross margins achieved in the quarter ended July 31, 1997 or in the quarter ended October 31, 1996. Even though this type of imbalance of virgin plastic raw material had been previously experienced, this cycle has been unusually severe. The Company believes this situation could exist for the balance of its fiscal year and management has responded to the current market conditions by taking the following actions:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

     The acquisition of the assets of the AKD division of Ash-Kourt Fabrics, Inc. and establishment of a manufacturing operation in Statesville, North Carolina in October 1997. This strategic expansion will provide the Company access to a supply of lower cost raw materials and will substantially reduce transportation costs. This step is also expected to increase the Company's customer base and eliminate bottlenecks in the preprocessing of feedstocks.

     The acquisition of a nursery container product line of Union Products, Inc. and initiation of discussions with other plastic processors and manufacturers to increase the Company's customer base in order to exploit the opportunities associated with the Company's vertical integration consolidation strategy. As the Company implements this part of its strategy, it will have significantly expanded its capacity for the production of fabricated products and should allow the Company to hedge its operating performance during periods of raw material supply imbalance.

     The vertical integration of the Statesville, North Carolina operation to include the manufacture, warehousing and distribution of plastic end-user products for the Company's customers located in the Southeast.

     Installation of another production line at its Waterbury, Connecticut facility. This will allow the Company to: (i) aggressively respond to new sales opportunities, (ii) pursue higher margin sales, and (iii) increase production efficiencies.

The acquisition of the AKD assets, the installation of additional production capacity and the employee training program should allow the Company to both approximately double its production capacity for materials processing and enhance operating efficiencies.

The Company expects to achieve the full benefits of the foregoing actions in its fiscal year commencing May 1, 1998.

Gross profit decreased by $123,494, or approximately 46.1%, to $144,223 for the three month period ended October 31, 1997, as compared to $267,717 for the three month period ended October 31, 1996. Such decrease is due to the matters discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selling, general and administrative costs increased by $385,856, or approximately 206%, to $573,165 for the three month period ended October 31, 1997 as compared to $187,309 for the three month period ended October 31, 1996. The increase is attributable to the hiring of additional personnel and the associated costs for employee benefit programs, consulting expenses, travel and marketing expenses and additional facilities costs as the Company continued to implement its strategy for growth. It is expected that these costs will be reduced as a percentage of sales as the Company continues its sales growth. Selling, general and administrative costs related to the Christie Acquisition amounted to approximately $184,000 for the three month period ended October 31, 1997.

Operating income decreased by $509,350 to a loss of $428,942 for the current three month period ended October 31, 1997 as compared to income of $80,408 from the three month period ended October 31, 1996.

Deferred financing charges of $58,768 were amortized in the three month period ended October 31, 1997 (none in fiscal 1996) and this noncash charge is included in interest expense. In addition, the related debt was extinguished in October 1997 and the remaining unamortized deferred financing charges ($287,463) were expensed.

Net loss increased by $898,976 to $829,050 for the three month period ended October 31, 1997 as compared to income of $69,926 for the three month period ended October 31, 1996. The increase was primarily attributable to the downturn in the industry and the charges and other interest costs incurred to continue the implementation of the Company's growth strategy.

Six Month Periods Ended October 31, 1997 and 1996

Sales increased by $1,321,831, or approximately 64.3%, to $3,375,967 for the six month period ended October 31, 1997, as compared to $2,054,136 for the six month period ended October 31, 1996. The 1997 sales include $1,784,910 related to the Christie Acquisition. In the six months ended October 31, 1996, the Company made sales to the Christie predecessor company of $423,782.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Cost of goods sold increased by $1,114,804, or approximately 71.2%, to $2,679,986 for the six month period ended October 31, 1997, compared to $1,565,182 for the six month period ended October 31, 1996. The increase in cost of goods sold was attributable to increased sales volume, due to the Christie Acquisition. Cost of goods sold as a percentage of sales was 79.4% for the six month period ended October 31, 1997 as compared to 76.2% in 1996. Cost of sales as a percent of sales increased because of excess supplies of virgin plastic raw materials and its pressure on selling prices and the corresponding sales levels during the current quarter, a non-recurring inventory adjustment and employee training expenses. This negative situation more than offset the improved margins experienced by the Company in the quarter ended July 31, 1997. Those benefits related primarily to reductions in the cost of raw materials because of the effect of buying larger quantities of raw materials.

Gross profit increased by $207,027, or approximately 42.3%, to $695,981 for the six month period ended October 31, 1997, as compared to $488,954 for the six month period ended October 31, 1996. Such increase was primarily attributable to the net impact of increases in sales volume and reductions in raw material costs which were offset by the negative effect of the excess in virgin raw material supplies, the non-recurring inventory adjustment and employee training expenses.

Selling, general and administrative costs increased by $643,481, or approximately 153.4%, to $1,063,061 for the six month period ended October 31, 1997 as compared to $419,580 for the six month period ended October 31, 1996. The increase is attributable to the hiring of additional personnel and the associated costs for employee benefit programs, consulting expenses, travel and marketing expenses and additional facilities costs as the Company continued to implement its strategy for growth. Management has made the decision to accelerate the building of management infrastructure so that the Company will be both prepared to respond to future opportunities and quickly respond to changes in the market. Selling, general and administrative costs related to the Christie Acquisition amounted to approximately $321,000 for the six month period ended October 31, 1997.

Operating income decreased by $436,454 to a loss of $367,080 for the current six month period ended October 31, 1997 as compared to income of $69,374 from the six month period ended October 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Deferred financing charges of $145,000 were amortized in the six month period ended October 31, 1997 (none in fiscal 1996) and this noncash charge is included in interest expense. In addition, the related debt was extinguished in October 1997 and the remaining unamortized deferred financing charges ($287,463) were expensed.

Net loss increased by $986,970 to $928,984 for the six month period ended October 31, 1997 as compared to income of $57,986 for the six month period ended October 31, 1996. The increase was primarily attributable to the raw material supply imbalance mentioned above, the increase in selling, general and administrative costs and to the amortization of deferred financing charges and other interest costs incurred to continue the implementation of the Company's growth strategy.

         Liquidity and Capital Resources

Financial Condition

During August 1997, the Company concluded the initial public offering of its common stock and warrants. As described in Note 7 to the interim financial statements included in Item 1 to this report, this has significantly improved the Company's working capital position.

During September 1997, the Company expanded its bank revolving line of credit facility from $700,000 to $1,500,000, under substantially the same terms and conditions.

Unless the raw material imbalance and the associated pricing pressures described above continue for an extended period, the proceeds from the initial public offering, the expanded credit facility and expected cash flow from operations are expected to provide sufficient funds for the Company to meet its working capital, capital expenditure and debt service requirement needs at least through the fiscal year ending April 30, 1999. Additional funds may be required if the Company is successful in expanding its business through internal growth and/or acquisitions of businesses in related industries.

Accordingly, the Company believes it has the financial resources to operate effectively during the current industry downturn. As the raw material supply imbalance noted above is corrected, the Company believes it is positioned to use its financial resources to improve operating results.

                           PART II - OTHER INFORMATION

                                  DISCAS, INC.

                                October 31, 1997

Item 6.           Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit 27 - Financial Data Schedule (EDGAR filing only).

(b)       Reports on Form 8-K

          On November 4, 1997,  the Company filed a Current Report on Form 8-K ,
Item 2, to report the acquisition of the operating assets of the AKD Division of Ash-Kourt Fabrics, Inc. and the establishment of a manufacturing operation in Statesville, North Carolina. The Company also reported the acquisition of the nursery container product line of Union Products, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:







                                                      DISCAS, INC.
                                                       Registrant





Date:  December 15, 1997                    By /s/ Ronald P. Pettirossi
                                                   Ronald P. Pettirossi
                                                   Chief Financial Officer