Form 10QSB
period 1998-01-31
DISCAS INC
filed 1998-03-17
CIK 786364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              January 31, 1998
                               ------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of March 12, 1998 was 3,214,500.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                                    January 31,                April 30,
                                                                                       1998                      1997
                                                                                    (unaudited)                (audited)
                                  ASSETS
Current assets:
    Cash and equivalents                                                            $1,203,155                $  173,100
    Accounts receivable                                                                842,335                 1,244,554
    Inventory                                                                        1,123,779                 1,016,519
    Prepaid expenses                                                                    90,864                    15,599
                                                                                    ----------                ----------
        Total current assets                                                         3,260,133                 2,449,772
                                                                                    ----------                ----------

Property and equipment (net)                                                         2,299,900                 1,846,615

Other assets                                                                           290,849                 1,248,602
                                                                                    ----------                ----------

                                                                                    $5,850,882                $5,544,989
                                                                                    ==========                ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $  812,141                $1,280,710
    Accrued expenses                                                                   111,620                   174,629
    Line of credit                                                                   1,416,000                   490,000
    Current portion of capital leases                                                   21,624                    30,416
    Current portion of long-term debt                                                  163,258                   383,069
                                                                                    ----------                ----------
        Total current liabilities                                                    2,524,643                 2,358,824
                                                                                    ----------                ----------

Capital leases, excluding current portion                                               40,546                    48,101

Other Long-term debt, excluding current portion                                        518,277                 2,162,777

Related party loans                                                                    102,734                   123,734

Stockholders' equity:
    Common stock, par value $.0001 per share:
        Authorized 20,000,000 shares
        Outstanding 3,214,500 and 2,254,500 shares, respectively                           321                       225
    Additional paid in capital                                                       4,468,900                   822,677
    Retained earnings (accumulated deficit)                                         (1,804,539)                   28,651
                                                                                    ----------                ----------
        Total stockholders' equity                                                   2,664,682                   851,553
                                                                                    ----------                ----------

                                                                                    $5,850,882                $5,544,989
                                                                                    ==========                ==========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                              Three months ended                  Nine months ended
                                                                  January 31,                        January 31,
                                                             1998             1997              1998             1997
                                                          ----------       ----------        ----------       ----------

Sales                                                     $1,167,937       $1,496,258        $4,543,904       $3,550,394

Cost of sales                                              1,246,223        1,162,188         3,926,209        2,735,613
                                                           ---------        ---------         ---------        ---------
    Gross Profit (loss)                                      (78,286)         334,070           617,695          814,781

Selling, general and administrative expenses                 811,052          341,874         1,874,113          761,454
                                                           ---------        ---------         ---------        ---------
    Income (loss) from operations                           (889,338)          (7,804)       (1,256,418)          53,327

Other expense:
    Amortization of deferred financing costs                       -          (87,000)         (145,000)         (87,000)
    Interest expense, net                                    (14,868)         (33,940)         (144,309)         (73,790)
                                                           ---------        ---------         ---------        ---------
        Net other expense                                    (14,868)        (120,940)         (289,309)        (160,790)

Minority interest                                                  -                -                 -           36,705

Loss before extraordinary item                              (904,206)        (128,744)       (1,545,727)         (70,758)
    Extraordinary item - loss on extinguishment of                                             (287,463)               -
                                                           ---------        ---------         ---------        ---------
debt                                                               -                -
                                                                   -                -
Net loss                                                   $(904,206)       $(128,744)      $(1,833,190)        $(70,758)
                                                           ==========       ==========      ============        =========

Average number of shares outstanding                       3,288,750        2,328,750         2,961,214        2,171,705
                                                           =========        =========         =========        =========

Net loss per share - basic and diluted
    Loss before extraordinary item                          $(.27)           $(.08)            $(.52)           $(.03)
    Extraordinary item - loss on extinguishment of debt         -                -              (.10)               -
                                                            ------           ------            ------           ------
Net loss                                                    $(.27)           $(.08)            $(.62)           $(.03)
                                                            ======           ======            ======           ======



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                      Additional      Retained earnings
                                    Number            Common           paid-in          (accumulated
                                   of shares          stock            capital            deficit)             Total

April 30, 1997                     2,254,500           $225             $822,677            $28,651            $851,553
Net loss                                   -              -                    -         (1,833,190)         (1,833,190)
Sale of common stock
  and warrants                       800,000             80            2,638,365                  -           2,638,445
Sale of underwriter over
  allotment warrants                       -              -                7,874                  -               7,874
Issuance of common stock for
  convertible promissory note        160,000             16              999,984                  -           1,000,000
                                   ---------           ----           ----------        ------------         ----------
January 31, 1998                   3,214,500           $321           $4,468,900        $(1,804,539)         $2,664,682
                                   =========           ====           ==========        ============         ==========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine months ended
                                                                                       January 31,
                                                                              1998                     1997
                                                                           ----------               ----------

Cash flows from operating activities:
    Cash received from customers                                           $4,946,123               $3,070,558
    Cash paid to suppliers and employees                                   (6,245,685)              (2,989,261)
    Interest paid                                                            (144,309)                 (73,790)
                                                                           ----------               ----------
        Net cash provided (used) by operating activities                   (1,443,871)                   7,507
                                                                           ----------               ----------

Cash flows from investing activities:
    Payment on other assets                                                         -                  (35,604)
    Purchases of fixed assets                                                (729,266)                 (84,573)
                                                                           ----------               ----------
        Net cash used by investing activities                                (729,266)                (120,177)
                                                                           ----------               ----------

Cash flows from financing activities:
    Net proceeds from offering of stock                                     3,178,850                        -
    Principal payments on long-term debt                                     (885,311)                 (84,091)
    Proceeds from long-term debt                                                    -                  375,000
    Principal payments on capital leases                                      (16,347)                 (25,450)
    Proceeds from credit line                                                 926,000                        -
    Payments of offering costs                                                      -                 (303,726)
                                                                           ----------               ----------
        Net cash provided by financing activities                           3,203,192                  (38,267)
                                                                           ----------               ----------

Net increase (decrease) in cash                                             1,030,055                 (150,937)

Cash and equivalents at beginning of period                                   173,100                  183,546
                                                                           ----------               ----------

Cash and equivalents at end of period                                      $1,203,155               $   32,609
                                                                           ==========               ==========

Reconciliation of net loss to cash provided (used) by
  operating activities:
    Net loss                                                              $(1,833,190)             $   (70,758)
                                                                          ------------             ------------
    Items which did not (provide) use cash:
        Depreciation and amortization                                         321,407                  116,937
        Minority interest                                                           -                  (36,705)
        Amortization of deferred financing costs                              145,000                   87,000
        Extraordinary item                                                    287,463                        -

Working capital changes which provided (used) cash:
    Accounts receivable                                                       402,219                 (479,836)
    Inventory                                                                (107,260)                (331,730)
    Other assets                                                              (52,667)                 (32,985)
    Prepaid expenses                                                          (75,265)                   7,103
    Accounts payable                                                         (468,569)                 688,291
    Accrued expenses                                                          (63,009)                  60,190
                                                                          ------------            ------------

    Net cash provided (used) by operating activities                      $(1,443,871)            $      7,507
                                                                          ============            ============

Schedule of non-cash investing and financing activities:
    Financed acquisitions                                                  $        -               $1,500,000
                                                                           ==========               ==========
    Acquisition of minority interest                                       $        -               $  172,402
                                                                           ==========               ==========
    Deferred financing costs                                               $        -               $  608,500
                                                                           ==========               ==========
    Exchange of convertible debt for stock                                 $1,000,000               $        -
                                                                           ==========               ==========
    Other                                                                  $   34,593               $        -
                                                                           ==========               ==========

                         PART I - FINANCIAL INFORMATION

                                  DISCAS, INC.

                                January 31, 1998

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

2.       Inventories

Inventories consist of the following:

                                              January 31, 1998    April 30, 1997
                                              ----------------    --------------
Finished goods                                   $  416,245         $  212,148
Raw materials and supplies                          707,534            804,371
                                                 ----------         ----------
                                                 $1,123,779         $1,016,519
                                                 ----------         ----------

3.       Property and equipment

Property and equipment consist of the following:

                                              January 31, 1998    April 30, 1997
                                              ----------------    --------------
Machinery and equipment                          $3,129,813         $2,436,533
Leasehold improvements                               65,635             63,843
Office equipment                                    132,261             68,402
Vehicles                                             64,555             58,206
Furniture and fixtures                               20,677             22,098
                                                 ----------         ----------

Total property and equipment                      3,412,941          2,649,082
   Less:  accumulated depreciation                1,113,041            802,467
                                                 ----------         ----------
Net property and equipment                       $2,299,900         $1,846,615
                                                 ==========         ==========

4.       Prepaid expenses

Prepaid expenses consist of the following:

                                              January 31, 1998    April 30, 1997
                                              ----------------    --------------
Consulting agreements                               $67,530            $     -
Rent                                                 23,334                  -
Other                                                     -             15,599
                                                    -------            -------
                                                    $90,864            $15,599
                                                    =======            =======

                         PART I - FINANCIAL INFORMATION

                                  DISCAS, INC.

                                January 31, 1998

Item 1.       Financial Statements - Notes (Cont'd)

5.       Other assets

Other assets consist of the following:

                                              January 31, 1998    April 30, 1997
                                              ----------------    --------------
Deferred offering costs                           $      -          $  532,148
Deferred financing costs, net                            -             432,463
Goodwill, net                                      204,872             216,077
Security deposits                                   34,494              32,310
Other                                               51,483              35,604
                                                  --------          ----------
                                                  $290,847          $1,248,602
                                                  ========          ==========

6.        Stock option plan

In November 1997, the Company issued 66,000 stock options to certain employees pursuant to its stock option plan. The option price is $4.125 per share, the fair market value on date of grant; the options vest over a four year period and none are currently exercisable.

The Company applies APB Opinion 25 in accounting for its performance based stock option plan. Accordingly, none of the estimated compensation cost of $33,000 has been recognized for the plan for the nine months ended January 31, 1998. Had compensation cost been determined on the basis of FASB Statement No. 123, the impact on net loss and net loss per share would have been immaterial.

7.       Economic dependency

In the nine month period ended January 31, 1998, two customers accounted for approximately 27% of sales (15% and 12%, respectively); in the nine month period ended January 31, 1997, two customers accounted for approximately 34% of sales.

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

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties, certain of which are described herein, that could cause actual results to differ materially from those indicated in the forward looking statements.

The Company's fiscal quarter ended January 31, 1998 produced severely depressed results because of the continuing negative supply/demand relationship in the polypropylene industry which has been caused, in part, by both the economic conditions in Asia and reduced prices for crude oil. The oversupply of polypropylene material continues to reduce margins as product selling prices are depressed. In some instances, the Company has elected to reject potential sales of its recycled products because the product market price has dipped below variable production costs of such material. As disclosed in the previous quarterly report filed for the fiscal quarter ended October 31, 1997, the Company implemented certain steps to position it to withstand the current market downturn. The actions taken, and their current status, are as follows:

o A manufacturing operation has been established in Statesville, North Carolina. Product manufacturing commenced in January and the Company expects that it will be capable of producing at maximum capacity by the end of March 1998. The amount of actual production will be dictated by market demand and product pricing; however, the Company does now have access to lower cost raw material and has eliminated bottlenecks and some transportation costs incurred in the preprocessing of feedstocks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

o Over the next 18 months, the Company expects to vertically integrate the Statesville operation to include the manufacture, warehousing and distribution of plastic end-user products for the Company's customers located in the Southeast. The pace at which vertical integration will be implemented will be impacted by actual product demand and pricing, as well as the Company's working capital position.

o In November 1997 and February 1998, the Company acquired a nursery container product line and equipment to produce traffic safety devices used by municipalities, utilities and commercial establishments. The Company also completed an exclusive agreement to market products manufactured from these newly acquired molds. The Company believes these assets were acquired at below market prices due to both industry problems and industry consolidation. These acquisitions will provide opportunities for expanding both the Company's customer base and production of end user products at its Kenilworth, New Jersey injection molding manufacturing facility which is utilizing feedstocks produced by the Company's plastics compounding operations. These steps will allow the Company to accelerate its entry into the manufacture of new end user products and also take advantage of the oversupply of raw materials to lower costs. The Company believes it can also penetrate the large traffic safety market and compete effectively. In addition, the expanded product lines at its New Jersey plant and the expected introduction of injection molding manufacturing lines at the North Carolina plant will make the Company more cost competitive against blow molding container manufacturers.

o The Company has diversified its Waterbury location into providing toll processing services to two major polymer manufacturers. In addition, the Company has instituted a reduction in work force at this facility in order to balance plant operating costs with its manufacturing and services margins.

o The Company has signed marketing agreements to expand sales coverage for Reprean compounds, horticultural containers and other molded products.

The Company has made significant investments in attractively priced business assets which should help establish the Company as a long-term player in the plastics recycling and manufacturing industry even though the costs associated with such investments have adversely impacted short-term operating results.

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

As disclosed in the Company's October 31, 1997 quarterly report, the oversupply of virgin plastic raw material has been experienced before; however, this cycle has been unusually severe. Although a turnaround is expected, the date of the turnaround cannot be predicted with certainty. The Company believes that it has the facilities to capitalize on any improvement in market conditions. However, the Company's working capital position continues to erode and operating losses such as those experienced in the quarter ended January 31, 1998 cannot be sustained. Based on product sale activity in February and early March 1998, the Company believes that product sales in the quarter ending April 30, 1998 will exceed the sales levels in the quarter ended January 31, 1998. The sales increases result from increased sales of the Company's nursery container and other end user products. Traditionally, the months of March, April and May have been the strongest for nursery container products. The Company cannot predict with certainty that sales of nursery container and other end user products will continue at current levels past May 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Results of Operations

Three Month Periods Ended January 31, 1998 and 1997

Sales decreased by $328,321, or approximately 21.9%, to $1,167,937 for the quarter ended January 31, 1998, as compared to $1,496,258 for the quarter ended January 31, 1997. The 1998 sales made by Christie Products amounted to $527,327 (compared to $571,601 for the quarter ended January 31, 1997) and other sales amounted to $640,610 (compared to $924,657 for the quarter ended January 31, 1997). The current quarter is traditionally a low sales period for the Christie operation while the other parts of the Company's operations have been adversely impacted to a significant degree by the matters mentioned above. Sales to a major Christie customer decreased during the quarter ended January 31, 1998 as compared to 1997 ($139,047 as compared to $213,910) and in February, the customer notified Christie that it was not expecting to buy Christie containers, at least for the next several months. Although sales have been favorably impacted by both new customers for Christie's growing containers and new end user products, this customer loss will have a negative impact on formerly expected sales levels for the fiscal quarter ending April 30, 1998.

Cost of goods sold increased by $84,035, or approximately 7.2%, to $1,246,223 for the quarter ended January 31, 1998, as compared to $1,162,188 for the quarter ended January 31, 1997. Cost of goods sold as a percentage of sales was 106.7% for the quarter ended January 31, 1998, as compared to 77.7% in 1997. The increase in cost of sales as a percent of sales is related to the margin reduction in products sold because of the excess supply of virgin plastic raw material (which also necessitated a $100,000 inventory write-down to market) and has also been negatively impacted because significant expenditures had been made to increase production capacity, including the hiring and training of personnel. The Company has implemented programs to deal with the depressed market conditions and many of its recent hires were part of the reduction in force implemented in February at the Waterbury location. On an annualized basis, the Company expects to reduce payroll and related costs by approximately $300,000 as a result of employee layoffs. The Company also expects to make additional expense reductions at the Waterbury and corporate headquarters facility until the market imbalance referred to above has been corrected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The Company established the manufacturing facility in North Carolina because it believes that in the long run, it must have a low cost production facility in the Southeast; accordingly, the start-up costs associated therewith are included in the results of operations for the quarter ended January 31, 1998.

The traditionally low sales at the Christie operation during the current quarter further exacerbated the conditions that led to the unacceptable margins experienced by the Company in the 1998 quarter as compared to the 1997 quarter.

Gross profit decreased by $412,356, or approximately 123.4%, to a loss of $78,286 for the quarter ended January 31, 1998, as compared to a gross profit of $334,070 for the quarter ended January 31, 1997. Such decrease is due to the matters discussed above.

Selling, general and administrative costs increased by $469,178, or approximately 137.2%, to $811,052 for the quarter ended January 31, 1998 as compared to $341,874 for the quarter ended January 31, 1997. The increase is attributable to the infrastructure built by the Company in terms of additional personnel and related costs, travel and marketing expenses and additional facilities costs to accommodate the Company's then expected sales growth. Reductions in personnel costs have been instituted to counter the industry downturn and further cost reductions will be implemented. The cost structure has also been impacted by the legal, insurance, accounting and auditing and other consulting costs associated with being a public company. Included in selling, general and administrative costs is a $90,000 charge related to the January 1998 termination of a non-compete agreement with the former owner of Christie. This was done to accommodate an extension of the lease for the Christie production facilities. Further, provisions for uncollectable accounts have been made in consideration of the depressed nature of the industry and the impact it may have on the Company's customer base.

Operating loss increased by $881,534 to $889,338 for the current quarter as compared to a loss of $7,804 for the quarter ended January 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Deferred financing charges of $87,000 were amortized in the quarter ended January 31, 1997 (none in the quarter ended January 31, 1998) and this noncash charge is included in interest expense. The related debt was extinguished in October 1997.

Net loss increased by $775,462 to $904,206 for the quarter ended January 31, 1998 as compared to $128,744 for the quarter ended January 31, 1997. The industry downturn coupled with the costs incurred in building the Company's infrastructure and production are the principal reasons for this loss. The Company believes that operations may continue to be adversely impacted by market conditions, but that steps have been and will continue to be implemented to respond to the market.

Nine Month Periods Ended January 31, 1998 and 1997

Sales increased by $993,510, or approximately 28%, to $4,543,904 for the nine month period ended January 31, 1998, as compared to $3,550,394 for the nine month period ended January 31, 1997. The 1998 sales include $2,312,237 related to the Christie Acquisition. In the nine months ended January 31, 1997, the Company made sales to the Christie predecessor company of $423,782.

Cost of goods sold increased by $1,190,596, or approximately 43.5%, to $3,926,209 for the nine month period ended January 31, 1998, compared to $2,735,613 for the nine month period ended January 31, 1997. The increase in cost of goods sold was attributable to increased sales volume, due to the Christie Acquisition. Cost of goods sold as a percentage of sales was 86.4% for the nine month period ended January 31, 1998 as compared to 77.1% in 1997. Cost of sales as a percent of sales increased because of excess supplies of virgin plastic raw materials and its pressure on selling prices and the corresponding sales levels as described above.

Gross profit decreased by $197,086, or approximately 24.2%, to $617,695 for the nine month period ended January 31, 1998, as compared to $814,781 for the nine month period ended January 31, 1997. Such decrease was primarily attributable to the negative effect of the excess in virgin raw material supplies, and its impact on product selling prices and gross margins.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selling, general and administrative costs increased by $1,112,659, or approximately 146.1%, to $1,874,113 for the nine month period ended January 31, 1998 as compared to $761,454 for the nine month period ended January 31, 1997. The increase is attributable to infrastructure built by the Company in terms of additional personnel and related costs, travel and marketing expenses and additional facilities costs to accommodate the Company's then expected sales growth. Reduction in personnel costs have been instituted to counter the industry's downturn and further cost reductions will be implemented. The cost structure has also been impacted by the legal, insurance, accounting and auditing and other consulting costs associated with being a public company.

Operating income decreased by $1,309,745 to a loss of $1,256,418 for the current nine month period ended January 31, 1998 as compared to income of $53,327 for the nine month period ended January 31, 1997.

Deferred financing charges of $145,000 were amortized in the nine month period ended January 31, 1998 ($87,000 in fiscal 1997) and this noncash charge is included in interest expense. In addition, the related debt was extinguished in October 1997 and the remaining unamortized deferred financing charges ($287,463) were expensed.

Net loss increased by $1,762,432 to $1,833,190 for the nine month period ended January 31, 1998 as compared to a loss of $70,758 for the nine month period ended January 31, 1997. The increase was primarily attributable to the raw material supply imbalance mentioned above, the increase in selling, general and administrative costs and to the amortization of deferred financing charges and other interest costs incurred to pursue the implementation of the Company's growth strategy. For the reasons stated above, the growth strategy has been discontinued; the strategy will not be revisited until there is significant improvement in industry and market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Liquidity and Capital Resources

Financial Condition

Because the raw material imbalance and pricing pressures described above were so severe during the quarter ended January 31, 1998 and the Company acquired approximately $729,000 of property and equipment, the Company's working capital position has eroded to a significant degree. Cash and cash equivalents decreased from $1,759,267 at October 31, 1997 to $1,203,155 at January 31, 1998, or by
$556,112.  Working capital decreased from $3,105,254 to $735,490,  or $2,369,764 during the same period. The Company has implemented stringent cash management procedures to conserve cash during this current market downturn. If these conditions continue, the Company will exhaust its available cash before the end of its 1999 fiscal year and will require additional working capital.

The Company is also in violation of certain financial covenants under its debt agreement with a commercial bank. The Company and the bank are in the process of restructuring the agreement. The Company cannot predict what impact the restructuring will have on its operations and access to working capital.

The  Company  has  made  some  strategic   investments  in  the  acquisition  of
attractively priced operating assets and has expanded production capacity. As the raw material supply imbalance is corrected, the Company will be in a position to respond quickly and effectively to improved market conditions. The Company expects the polypropylene market conditions to improve in its fiscal year beginning May 1, 1998; however, the timing and degree of such improvement cannot be predicted with certainty.

Item 6.           Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit 27 - Financial Data Schedule (EDGAR filing only).

(b)       Reports on Form 8-K

         On November 4, 1997,  the Company filed a Current  Report on  Form 8-K,
Item 2, to report the acquisition of the operating assets of the AKD Division of Ash-Kourt Fabrics, Inc. and the establishment of a manufacturing operation in Statesville, North Carolina. The Company also reported the acquisition of the nursery container product line of Union Products, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                         DISCAS, INC.
                                                          Registrant





Date:  March 16, 1998                             By /s/ Ronald P. Pettirossi
                                                  ------------------------------
                                                         Ronald P. Pettirossi
                                                         Chief Financial Officer