Form 10KSB40
period 1998-04-30
DISCAS INC
filed 1998-08-14
CIK 786364

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 April 30, 1998
                          -----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _________ to __________
                                               001-13207
                        Commission file number 000-22827

                                  DISCAS, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                              06-1175400
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

567-1 S. Leonard Street, Waterbury, Connecticut                     06708
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (203) 753-5147
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
  Title of each class                                       which registered

Common Stock; Warrants                                            None

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock; Warrants
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       |X|  Yes          |_|  No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

         State issuer's revenues for its most recent fiscal year $5,878,890

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,844,113 on June 26, 1998 (based on the last sale price of such stock as quoted on the NASDAQ SmallCap Market).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common Stock, par value $.0001 per share, 3,260,776 shares outstanding as of June 26, 1998.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I


Item 1.      Description of Business.                                         4

Item 2.      Description of Property.                                         8

Item 3.      Legal Proceedings.                                               9

Item 4.      Submission of Matters to a Vote of Security Holders.             9

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.       10

Item 6.      Management's Discussion and Analysis or Plan of Operations.     11

Item 7.      Financial Statements.                                           15

Item 8.      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                            35

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act.              35

Item 10.     Executive Compensation.                                         37

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management.                                                     38

Item 12.     Certain Relationships and Related Transactions.                 39

Item 13.     Exhibits and Reports on Form 8-K.                               40

                                     PART I

Item 1.  Description of Business.

         Discas, Inc., based in Waterbury, Connecticut, produces proprietary plastic and rubber compounds using a variety of recycled and prime (virgin) materials. The Company has extensive expertise in polymer technology, and has commercialized proprietary formulations used in the manufacturing of products in the footwear, aeronautic, military, automotive and consumer products sectors. The Company also manufactures plastic containers and other end products.

         Historically, the Company's core business focused on the development and marketing of niche synthetic rubber compounds such as thermoplastic elastomers ("TPE"). In addition, the Company has built a portion of its business around providing contract testing and research services for industrial accounts, which has resulted in the development of new materials and market applications, although revenues from such line have not been material to date. In recent years, Discas has extended this technology to industrial-source scrap plastic to produce marketable value-added plastic compounds, and management is now focused on increasing growth in plastics and to manufacture its own end products through market penetration and acquisitions.

         Discas is currently using industrial scrap material to manufacture high quality recycled polypropylene-based compounds that are used by manufacturers in place of virgin plastics. The Company secures its feedstock (raw material supply) from industrial waste streams as well as limited amounts of feedstock from post-consumer waste streams (such as curbside recycling programs) and works closely with several regional firms that collect and process industrial scrap material for reuse. Discas has the technological capability to modify this feedstock into higher-value material and management believes that it can lead an industry consolidation by continuing to build on established supplier and customer relationships.

The Recycled Plastics Industry

         The use of materials recycled from industrial and commercial waste streams has begun to expand in recent years. Increasingly restrictive regulatory requirements and higher disposal costs have focused efforts on reclaiming scrap materials. The availability of recycled raw materials has catalyzed the development of technology to cost-effectively incorporate their use in existing markets alongside or in place of virgin materials. This market-driven use of recycled materials is established within the steel, paper and aluminum industries and, for certain polymers, is now developing into a commercially viable sector of the plastics industry. These opportunities tend to be cyclical and are substantially dependent on the supply/demand relationship for each type of plastic resin.

         The market potential for compounds using recycled polymers is large. Reclaimed plastic accounts for a small fraction of the estimated annual 70 billion pound United States plastics market, although recent trends are toward increasingly greater market demand, according to The Society of the Plastics Industry, Inc. Most of the existing recycled plastic is derived from the municipal solid waste stream which yields Polyethylene Terephthalate ("PET") and High Density Polyethylene ("HDPE") plastics from curbside and drop off collection programs. Companies such as Wellman Inc., Eaglebrook Industries and Pure-Tech Plastics, Inc. developed by focusing on the processing of these post-consumer plastics into reusable commodity virgin resin substitutes.

         In addition to the reuse of PET and HDPE, certain polymer compounders including Discas have succeeded in converting scrap feedstocks such as polypropylene, polystyrene, nylon, ground tires and other polymers into hybrid value-added proprietary compounds. Much of the raw material used in the Discas formulations is based on polypropylene industrial scrap. The waste materials used by Discas are generated in large volumes during various manufacturing processes and can be reprocessed for reuse or further enhanced to produce higher value compounds for other manufacturers. Industries generating large quantities of scrap material include the textile, carpet, molded products and packaging sectors. One challenge facing recyclers is a perception that the use of scrap materials entails the acceptance of lower quality standards. Thus, the Company is particularly focused on material performance specifications in the formulation and testing of its compounds. Management has found that it can use recycled material as a base for its compounds while still maintaining necessary quality required to meet customer technical specifications.

         Discas has the technology and materials expertise to blend industrial scrap feedstocks, prime material, and a variety of additives and enhancers to produce value-added compounds for product manufacturers, including its own fabricated product lines.

Product Lines, Customers and Suppliers

         The recent addition of new polymer sources, and increased formulation and compounding process development has enabled Discas to expand its product lines. The following product types give Discas a broad recycled product line with manufacturing costs that reflect the use of lower cost feedstocks in several premium quality/higher priced applications:

* Standard Polypropylene Grades including a range of grades for serving trays and injection molded products.

* Impact Modified Polypropylene, including rubber alloys and polymer blends designed for applications such as automotive parts and rigid packaging.

* Custom Compounds, including color matched pre-colored and made-to-order compounds.

* Filled and Reinforced Polypropylenes, from scrap feedstocks containing mineral fillers and cellulose and glass reinforcing fibers for automotive and furniture applications.

*     Standard   Precolored   Polypropylene,   including   black,   white,   and
      standardized colors available from scrap feedstocks.

* Thermoplastic Elastomers, including compounds from recycled polypropylene and polystyrene, ground tires, scrap TPE (e.g., footwear, auto bumpers) and other industrial waste feedstocks. Product line applications include footwear, automotive and consumer/industrial products. The Company also produces a substantial quantity of proprietary formulations for the footwear industry from prime TPE feedstocks.

         Discas has also developed several proprietary compounds based on recycled scrap tires and other vulcanized rubber waste materials which can be used by footwear manufacturers and in industrial applications. Additional product lines currently under development include other polyolefin based compounds such as low, linear and high density polyethylene and styrene based compounds from recycled expanded polystyrene, engineered plastics such as Acrylonitrile Butadiene Styrene ("ABS") and other high performance plastics for industrial applications.

         Discas has developed compounds that have been used in a range of products representing a large number of industries.

         As is customary in the industry, in the experience of management, Discas does not have ongoing supply contracts with any of its customers. All sales made by Discas are initiated by a purchase order at the request of a customer which may be in the form of a blanket order covering several months' requirements.

         Management of Discas believes that its focus on quality and innovation provides one of its primary competitive advantages. Discas incorporates extra blending steps in its manufacturing process and performs numerous sample testings, enabling it to ensure product consistency and homogeneity. Discas is also able, through the technical expertise and creative ability of its management, to create and manufacture products tailored to its customers' unique specifications, providing the highest level of flexibility and service.

         The Company currently purchases its scrap feedstocks directly from manufacturers generating scrap and from third party suppliers of scrap polymer feedstocks. Two large suppliers currently provide approximately 40% of the Company's feedstock. The Company believes that it has alternative sources of supply available to it in the event that its requirements change or its current suppliers are unable or unwilling to fulfill the Company's needs. The Company does not have any material backlog of orders for product.

         On July 13, 1998, the Company announced the signing of a letter of intent with Futuramik Industries, Inc. Futuramik is a custom molder of thermoset and thermoplastic materials and also manufactures proprietary products. The proposed merger is expected to more than double current revenues and to also provide cost savings through manufacturing and operating efficiencies.

         Notwithstanding the foregoing, since late in 1997, there has been a persistent negative supply/demand relationship in the polypropylene industry which has been caused, in part, by both the economic conditions in Asia and reduced prices for crude oil. These conditions were most heavily felt in the Company's commodity compounding business, which, in many instances, produced variable production costs which exceeded the products' related selling price. Accordingly, the Company curtailed its plans to expand its manufacturing capacity, reduced personnel and manufacturing overhead and concentrated on building its vertically integrated business with significant investment in new molds and molding machines at our Christie subsidiary.

         Because of the losses from operations, the Company is in violation of various loan covenants with its primary lender and has received a forbearance agreement from its lender requiring the Company to replace such lender in early September 1998. This situation raises substantial doubt about the Company's ability to continue as a going concern, unless it is able to find another lending source. The Company is currently negotiating with three commercial lenders to provide appropriate financing. The Company has significantly restructured its operations and made significant reductions in its work force. Because of these changes and the Company's financial condition (equity of $1,871,748), management believes it can continue to operate as a going concern if satisfactory debt refinancing is accomplished. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Competition

         The compounding of polymers and their use in the manufacture of end products are highly competitive industries. The Company's prime and recycled products compete with a variety of polymer materials from other companies, many of which are larger, better financed manufacturers of prime compounds, including many of the major multinational chemical manufacturers. The Company must continue to competitively price its products against both prime and recycled compounds and meet required performance specifications and volume requirements on a timely basis if it is to successfully compete in this segment of its business. The Company's capability of using lower cost feedstocks from scrap material provides the Company with a pricing advantage which increases with its higher-priced custom and proprietary compounds which have higher margins than commodity products.

Environmental and Other Governmental Regulation

         Discas is subject to federal, state and local government requirements regarding its operations and products which are applicable to manufacturing businesses generally. Discas does not generate, store, transport or dispose of any material amounts of hazardous waste. Most permits required in the operations of Discas relate to fire codes and other local ordinances. Management of Discas believes that it is in compliance with all material regulations relating to the operation of its business. None of Discas' products is regarded as hazardous material by the applicable regulations.

Employees

         As of April 30, 1998, Discas employed approximately 53 persons, of whom approximately 12 employees are management, sales and administration and the balance of whom are involved in the manufacturing process. None of Discas' employees are covered by a collective bargaining agreement. Discas believes it has a good relationship with its employees.

Item 2.  Description of Property.

         Discas leases approximately 55,000 square feet of industrial and office space in Waterbury, Connecticut pursuant to three triple-net leases expiring between 1998 and 2000, all of which are extendible until 2005 at the option of the Company. Annual base rental is currently approximately $170,000, escalating approximately three percent annually through 2005.

         The Company also owns or leases its operating equipment located in Waterbury, including two densifiers, two guillotines, four compounding extruder lines, six dry blending machines ranging in capacity from 100 pounds to 6,000 pounds, five silos including two post-blending silos, several mid-size choppers, a complete compound development laboratory, fabrication equipment, an extensive physical testing laboratory which has been approved by the American Council of Independent Labs, and large capacity material handling equipment including forktrucks, blowers, augers and transfer bins.

         Discas utilizes custom database software for its polymer technology programs, including formulation development and scrap material analysis. Computer systems are in place to support financial controls and sourcing/purchasing and are being updated with new enterprise software and state-of-the-art networked hardware to accommodate the next millenium.

         The Company's New Jersey facility occupies a building with 24,000 sq. ft. of warehouse and office space. The facility is leased from a stockholder at rates which management believes are consistent with current market rates through October 1998, with an option to renew for another year. Annual rental is $100,000. Equipment includes thirteen injection molding machines with capacities from 200 tons to 700 tons. Support equipment includes loader control units, a 75 ton water chiller, raw material silos and other material handling equipment, as well as a modern diesel truck for local deliveries. The Company's inventory of molds is extensive and suitable for the production of a wide variety of nursery products, traffic safety products and other items.
A complete machine shop is located on the site.

         The Company also leases a building in Statesville, North Carolina which provides 32,485 square feet of manufacturing, warehouse and office space. Due to the curtailment of polypropylene products compounding sales, this facility has been sublet on a short-term basis.

Item 3.  Legal Proceedings.

         Discas is not presently involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a) The Company's Common Stock and Warrants are currently traded on the NASDAQ SmallCap Market under the symbols "DSCS" and "DSCSW," respectively.

                August 1 - October 31, 1997        November 1 - January 31, 1998         February 1 - April 30, 1998
1998*                   2nd quarter                         3rd quarter                          4th quarter
-----                   -----------                         -----------                          -----------

High                      $5.375                               $4.625                              $4.250
Low                        3.750                                3.000                               2.250

* Initial Public Offering became effective on August 14, 1997.

                  At July 13, 1998, the stock price was $4.00 per share.

                  As of April, 30, 1998, the Company did not meet the minimum tangible net worth requirements for listing on NASDAQ SmallCap Market. If the merger discussed on page 7 is consummated, the Company is expected to then meet tangible net worth requirements. In the event the merger is not consummated, or additional equity is not raised, the Company's common stock and warrants could be de-listed and trading would then only be available on the OTC electronic bulletin board or the "pink sheets."

         (b) Approximate Number of Holders of Common Stock and Warrants at June 18, 1998

                  Title of Class                       Number of Record Holders

                  Common Stock                                    10
                  Warrants                                        10

         (c)      Dividends

                  The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its operations. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

         (d)      Recent Sale of Unregistered Securities

                  None.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

         The Company produces proprietary plastic and rubber compounds using a variety of recycled and prime (virgin) materials. The Company has extensive experience in polymer technology, and has commercialized proprietary formulations used in the manufacturing of plastics in the footwear, aeronautic, military, automotive and consumer products sectors. During November 1996, the Company acquired the assets of a plastic container manufacturer in New Jersey, Christie Enterprises, Inc. (the "Christie Acquisition").

         As described below, economic conditions in Asia and lower crude oil prices resulted in lower recycled plastic prices and the Company's commodity plastic compounding operations sustained substantial losses from late 1997 through early 1998.

         Statements included in this report which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties, certain of which are described herein, that could cause actual results to differ materially from those indicated in the forward looking statements.

         The Company's operations for the year ended April 30, 1998 produced severely depressed results because of a persistent negative supply/demand relationship in the polypropylene industry which has been caused, in part, by over capacity, the economic conditions in Asia and reduced prices for crude oil. These conditions were most heavily felt in the Company's commodity compounding business beginning in the Company's fiscal third quarter which, in many instances, produced variable production costs which exceeded the product's related selling price. The Company also built up its commodity compounding production capabilities by acquiring equipment, hiring production personnel and establishing a manufacturing facility in Statesville, North Carolina. The North Carolina facility was opened to have access to lower cost raw material, eliminate production bottlenecks and reduce transportation costs incurred in the preprocessing of feed stocks. When it became evident that the industry downturn would persist for an extended period of time, the Company had to radically change its strategic direction, at least for the short term. Accordingly, the Company has:

* reduced the production labor costs at its Waterbury, Connecticut plant by over 50%

* suspended operations and sub-let a significant portion of the Statesville, North Carolina facility

*     implemented  across  the  board   reductions  in  management,   sales  and
      administrative costs, including cut backs in personnel levels and costs

*     instituted stringent cash preservation controls

* initiated discussions with other companies concerning merger, joint venture and other consolidation opportunities (see page 7 for discussion of letter of intent concerning merger with Futuramik Industries, Inc.).

         As a result, the Company believes it is positioned to withstand the industry downturn, identify a new primary lender and actively participate in the anticipated further consolidation of this industry.

         The Company expects to have a Year 2000 compliant computer system fully operational by early 1999. The Company does not expect this project to have a significant effect on operations and further expenditures are anticipated to be immaterial (approximately $72,000 spent in fiscal 1998).

         The Consolidated Financial Statements of the Company as of and for the year ended April 30, 1998 filed as part of this 10-KSB have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of operating losses and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. The Company's ability to continue as a going concern is dependent on its ability to achieve profitable operations and to restructure its bank debt. The Company is currently in default on its existing bank debt and is in the process of finding another lending source. However, no assurance can be given that another lending source will be found.

(1)      Results of Operations

         Years Ended April 30, 1998 and 1997

         Sales increased by $699,222, or approximately 13.5%, to $5,878,890 for the year ended April 30, 1998, as compared to $5,179,668 for the year ended April 30, 1997. The 1998 sales include a full year of sales related to the Christie operation ($2,945,154) as compared to $1,212,477 for the six month period November 1, 1996 (date of acquisition) to April 30, 1997. The compounding and distribution segments of the operations generated sales of $2,933,736 in the year ended April 30, 1998 as compared to $3,967,191 for the year ended April 30, 1997, a decrease of $1,033,455, or approximately 26.1%. The decrease is attributable to the commodity compounding part of the operation. The depressed sales occurred because of the continuing negative supply/demand relationship in the polypropylene industry.

         The oversupply of polypropylene material is expected to continue in the near term and may cause reduced margins and selling prices. The Company has rejected potential sales of its recycled products because the product market price has dipped below variable production costs of such material. These depressed sales conditions are expected to last at least for the next nine to twelve months.

         Costs of goods sold increased by $1,192,333, or approximately 29.9%, to $5,174,399 for the year ended April 30, 1998, compared to $3,982,066 for the year ended April 30, 1997. The increase in cost of goods sold was attributable to the increase in Christie sales volume. Cost of goods sold as a percentage of sales was 88.0% for the year ended April 30, 1998 as compared to 76.9% for the year ended April 30, 1997. The commodity compounding segment of the business, which carries the highest indirect labor costs, had a negative gross margin of $340,249 or 20.5% of related sales of $1,660,745. This situation was caused by the factors noted above and also because the Company positioned itself for anticipated growth in the compounding business by adding additional plant capacity and production personnel. When it became apparent that the industry depression would continue for an extended period of time, the Company reduced its production workforce by layoffs in both February and April 1998. The Company had to absorb the costs associated with the production capacity build-up and subsequent retrenchment. The cost of sales percentage of the other segments of the business approximated 75.2%.

         Selling, general and administrative costs increased by $1,398,988, or approximately 107.5%, to $2,699,847 for the year ended April 30, 1998 as compared to $1,300,859 for the year ended April 30, 1997. Much of the increase was attributable to costs incurred in connection with building the infrastructure of the Company during the period of time before and after the consummation of its initial public offering of common stock. Increased consulting, outside service, personnel and related benefits and insurance costs were all significantly higher than the preceding year. In addition, the Company invested in marketing expense for Christie including additional tradeshows, a corporate brochure and extensive travel for sales development.

         Operating loss increased by $1,892,099 to a loss of $1,995,356 for the year ended April 30, 1998 as compared to a loss of $103,257 for the year ended April 30, 1997. The increase in loss was primarily attributable to the industry problems noted above and their adverse impact on product selling prices and margins, the build-up in production capacity and personnel and the subsequent retrenchment and the increased costs associated with being a public company.

         Non-cash deferred financing costs of $145,000 were incurred in the year ended April 30, 1998 ($176,037 in 1997). The related debt was extinguished during the year ended April 30, 1998 and resulted in an extraordinary non-cash charge of $287,463. In addition, interest costs of $369,482 associated with bank borrowings and equipment financing increased by $83,126, or approximately 58.8%, to $224,482 for the year ended April 30, 1998 as compared to $141,356 for the year ended April 30, 1997.

         There was no income tax benefit or charge in the year ended April 30, 1998; there was a $36,000 income tax benefit realized in the year ended April 30, 1997 because of losses incurred in that year.

         As a result of the foregoing and an extraordinary charge of $287,463 related to extinguishment of debt, net loss amounted to $2,616,529 for the year ended April 30, 1998 as compared to net loss of $312,666 for the year ended April 30, 1997.

(2)      Liquidity and Capital Resources

         Financial Condition

         Because the raw material imbalance and pricing pressures described above were so severe during the last six months of the year ended April 30, 1998, the operations of the Company has resulted in the Company being in violation of certain financial covenants under its debt agreement with a commercial bank and the Company's working capital position has eroded to a significant degree since the consummation of its initial public offering of stock in August 1997. Cash and cash equivalents amount to $464,619 at April 30, 1998 and unless economic conditions improve or new banking arrangements are established, the Company will exhaust its available cash before the end of its 1999 fiscal year and will require additional working capital.

         Approximately $800,000 of the public offering proceeds were used to acquire machinery and equipment.

         Because of the losses from operations, the Company is in violation of various loan covenants with its primary lender and is currently negotiating a forbearance agreement with its lender and believes the Company will be required to replace such lender by October 30, 1998. This situation raises substantial doubt about the Company's ability to continue as a going concern, unless it is able to find another lending source. The Company is currently negotiating with three commercial lenders to provide appropriate financing. The Company has significantly restructured its operations and made significant reductions in its work force. Because of these changes and the Company's financial condition (equity of $1,871,748), management believes it can continue to operate as a going concern if satisfactory refinancing is accomplished. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has taken a number of significant steps in an attempt to be in a position to continue its operations until the expected improvement in industry conditions occurs. The Company believes economic conditions will improve during fiscal 1999; however, the timing and degree of such improvement cannot be predicted with certainty.

Item 7.  Financial Statements.


                         REPORT OF INDEPENDENT AUDITORS

The Stockholders
Discas, Inc.:

         We have audited the accompanying consolidated balance sheet of Discas Inc. as of April 30, 1998 and related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended April 30, 1997 and 1998. These financial statements are the responsibility of Discas, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discas, Inc. as of April 30, 1998 and the results of their operations and cash flows for the two years ended April 30, 1997 and 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(b) to the financial statements, the Company has suffered losses from operations and is in violation of various loan covenants with their primary lender, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in note 1(b). The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

                                                    JUMP, SCUTELLARO AND COMPANY


Toms River, New Jersey
July 23, 1998

                                  DISCAS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                  April 30, 1998
                               ASSETS
Current assets:
  Cash                                                              $  464,619
  Accounts receivable                                                  909,296
  Inventory                                                            976,967
  Prepaid expenses                                                      56,868
                                                                    ----------
          Total current assets                                       2,407,750
                                                                    ----------

Property and equipment (net)                                         2,434,584

Other assets                                                           260,495
                                                                    ----------
                                                                    $5,102,829
                                                                    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $  895,978
  Accrued expenses                                                      92,962
  Line of credit                                                     1,273,023
  Current portion of capital leases                                     35,885
  Current portion of long-term debt                                    425,335
                                                                    ----------
          Total current liabilities                                  2,723,183
                                                                    ----------

Capital leases, excluding current portion                               83,854
Long-term debt, excluding current portion                              187,888
Related party loans                                                    236,156

Stockholders' equity:
  Common stock, par value $.0001 per share:
    Authorized 20,000,000 shares
    3,207,200 shares issued and outstanding                                321
Additional paid in capital                                           4,459,305
Accumulated deficit                                                 (2,587,878)
                                                                    -----------
          Total stockholders' equity                                 1,871,748
                                                                    ----------
                                                                    $5,102,829
                                                                    ==========

                             See accompanying notes.

                                  DISCAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year ended April 30,
                                                                1997               1998
                                                            -----------         -----------
Sales                                                        $5,179,668          $5,878,890
Cost of sales                                                 3,982,066           5,174,399
                                                            -----------         -----------
Gross profit                                                  1,197,602             704,491
                                                            -----------         -----------

Selling, general and administrative expenses                  1,300,859           2,699,847
                                                            -----------         -----------
          Loss from operations                                 (103,257)         (1,995,356)
                                                            -----------         -----------

Other income (expense):
  Other income                                                   35,279                   -
  Interest income                                                     -              35,772
  Interest expense                                             (317,393)           (369,482)
                                                            -----------         -----------
          Net other expense                                    (282,114)           (333,710)
                                                            -----------         -----------

Minority interest                                                36,705
                                                                                          -

Loss before income taxes and extraordinary item                (348,666)         (2,329,066)

  Income tax benefit                                             36,000
                                                                                          -
          Loss before extraordinary item                       (312,666)         (2,329,066)
                                                            -----------         -----------

Extraordinary item - loss on extinguishment of debt                   -            (287,463)
                                                            -----------         -----------
          Net loss                                          $  (312,666)        $(2,616,529)
                                                            ============        ============

Net loss per share (Basic and Diluted):
  Loss before extraordinary item                                $(.15)             $(.79)
                                                                ======             ======
  Extraordinary item                                                -               (.10)
                                                                ======             ======
  Net loss                                                      $(.15)             $(.89)
                                                                ======             ======

                             See accompanying notes.

                                   DISCAS INC.
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                         Two years ended April 30, 1998


                                                                                           Retained
                                                                        Additional         Earnings           Total
                                                         Common           Paid In        (Accumulated     Stockholders'
                                                         Stock            Capital          Deficit)          Equity
                                                         ------         -----------      ------------     -------------
April 30, 1996                                             $181         $     1,819      $   341,317       $  343,317
Issuance of common stock                                     36             608,464                -          608,500
Acquisition of minority interest                              8             172,394                -          172,402
Issuance of common stock warrants                             -              40,000                -           40,000
Net loss for the year ended April 30, 1997                    -                     -       (312,666)        (312,666)
                                                           ----          ----------      -----------       ----------

April 30, 1997                                              225             822,677           28,651          851,553
Issuance of common stock                                     80           2,577,225                -        2,577,305
Issuance of common stock warrants                             -              59,419                -           59,419
Issuance of common stock for convertible
  promissory note                                            16             999,984                -        1,000,000
Net loss for the year ended April 30, 1998                    -                   -       (2,616,529)      (2,616,529)
                                                           ----          ----------      -----------       ----------

April 30, 1998                                             $321          $4,459,305      $(2,587,878)      $1,871,748
                                                           ====          ==========      ============      ==========

                             See accompanying notes.

                                   DISCAS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year ended April 30,
                                                                                 1997                    1998
                                                                              -----------             -----------
   Cash Flows from Operating Activities:
   Cash received from customers                                                $4,573,965              $6,146,181
   Cash paid to suppliers and employees                                        (4,515,399)             (7,760,662)
   Interest received                                                                    -                  35,772
   Interest paid                                                                 (138,806)               (217,607)
                                                                              -----------             -----------
 Net cash used by operating activities                                            (80,240)             (1,796,316)
                                                                              -----------             -----------

 Cash Flows from Investing Activities:
   Payments on other assets                                                       (35,604)                      -
   Purchases of fixed assets                                                     (180,873)               (876,659)
                                                                              -----------             -----------
 Net cash used by investing activities                                           (216,477)               (876,659)
                                                                              -----------             -----------

 Cash Flows from Financing Activities:
   Principal payments on long-term debt                                          (165,309)             (1,232,673)
   Proceeds from long-term debt                                                   710,000                 300,050
   Proceeds from issuance of common stock and warrants                             40,000               3,479,026
   Payments of offering costs                                                    (474,487)               (310,154)
   Principal payments on capital leases                                           (33,933)                (33,778)
   Repayment of stockholder loan                                                        -                 (21,000)
   Payoff of credit line                                                                -                (490,000)
   Proceeds from credit line                                                      210,000               1,273,023
                                                                              -----------             -----------
 Net cash provided by financing activities                                        286,271               2,964,494
                                                                              -----------             -----------

 Net increase (decrease) in cash                                                  (10,446)                291,519
 Cash at beginning of year                                                        183,546                 173,100
                                                                              -----------             -----------

 Cash at end of year                                                          $   173,100             $   464,619
                                                                              ===========             ===========

                             See accompanying notes.

                                   DISCAS INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)


                                                                                     Year ended April 30,
                                                                                 1997                    1998
                                                                             ------------             -----------
 Reconciliation of net loss to cash used by operating activities:
   Net loss                                                                     $(312,666)            $(2,616,529)

 Items which did not (provide) use cash:
   Depreciation                                                                   221,267                 398,294
   Interest                                                                         2,550                   6,875
   Amortization                                                                     8,051                  14,940
   Bad debt expense                                                                17,390                  67,967
   Consulting fees                                                                      -                  10,000
   Minority interest                                                              (36,705)                      -
   Deferred financing costs                                                       176,037                 145,000
   Extraordinary item - extinguishment of debt                                          -                 287,463

 Working capital changes which provided (used) cash:
   Accounts receivable                                                           (771,826)                267,291
   Inventory                                                                     (468,844)                 39,552
   Other assets                                                                      (500)                (26,048)
   Prepaid expenses                                                                (2,877)                (41,269)
   Accounts payable                                                             1,000,224                (384,732)
   Accrued expenses                                                               123,659                 (91,667)

 Non-current changes which provided (used) cash:
   Related party loan                                                                   -                 123,844
   Accrued interest                                                                     -                   2,703
   Deferred taxes                                                                 (36,000)                      -
                                                                             ------------             -----------

 Net cash used by operating activities                                       $    (80,240)            $(1,796,316)
                                                                             =============            ============

 Schedule of non-cash investing and financing activities:
 Financed acquisitions                                                       $  1,567,904             $    75,000
                                                                             =============            ============
 Offering costs                                                              $     15,000             $   611,174
                                                                             =============            ============
 Acquisition of minority interest                                            $    172,402             $         -
                                                                             =============            ============
 Deferred financing costs                                                    $    608,500             $         -
                                                                             =============            ============
 Issuance of common stock for convertible note payable                       $          -             $ 1,000,000
                                                                             =============            ============

                             See accompanying notes.

                                  DISCAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1998

1.       Summary of significant accounting policies

         a.       Organization

                  The accompanying consolidated financial statements of Discas, Inc. and Subsidiaries (the "Company") present the accounts of Discas, Inc., its 68.81% subsidiary, Discas Recycled Products Corporation (DRPC) (until August 27, 1996) and its wholly owned subsidiaries, Christie Products Inc. (CPI) and Discas Southeast, Inc. (DSI). Intercompany transactions have been eliminated in the consolidation.

                  On August 27, 1996, DRPC merged into Discas, Inc., pursuant to
                  Section 251 of the General Corporation Law of the State of Delaware. Each minority shareholder of DRPC was retired and the holder thereof received 22.56 shares (76,623 shares in total) of the voting stock of Discas, Inc., for each share of DRPC owned by them, having a par value of $.0001 per share. The purchase price of $172,402 ($2.25 per share) was allocated as follows:


                               Fixed assets                    $75,000
                               Minority interest                46,274
                               Goodwill                         51,128
                                                                ------
                                                              $172,402
                                                              ========

                  Prior to the merger, the Board of Directors of Discas, Inc. authorized a 1 for 8.718477 reverse stock split of common stock to the stockholders of record on August 27, 1996. As a result, 1,400,000 common shares were issued and outstanding. The Company has elected to retroactively restate this occurrence to be reflected in the financial statements for the year ended April 30, 1997.

                  On October 3, 1996, Christie Products, Inc. (CPI), a wholly owned subsidiary of Discas, Inc., was incorporated in the state of Delaware. CPI operates out of New Jersey and manufactures and markets nursery growing pots and other plastic products.

                  Discas, Inc. produces proprietary plastics, plastic containers and rubber compounds using a variety of recycled and prime materials. The Company also uses industrial scrap material to manufacture high quality recycled polypropylene based compounds.

                                  DISCAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1998

1.       Summary of significant accounting policies (Cont'd)

         b.       Going concern

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operating loss this past year and as a result is in violation of various loan covenants with its primary lender.

                  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that both actions implemented and those presently being implemented; such as the restructuring of its operations and making significant reductions in its work force provide the opportunity for the Company to continue as a going concern.

         c.       Cash and cash equivalents

                  Cash and cash equivalents includes all cash balances and highly liquid investments with a maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limits.

         d.       Property and equipment

                  Property and equipment are stated at cost and are depreciated over their useful lives of 7-10 years. Depreciation is computed by using the straight-line method for financial reporting purposes and straight-line and accelerated methods for income tax purposes. Maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property and equipment retired or disposed of are removed from the accounts and the resulting gains or losses are reflected in income.

1.       Summary of significant accounting policies (Cont'd)

         e.       Income taxes

                  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income.

         f.       Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

         g.       Fair value of financial instruments

                  As of April 30, 1998, the carrying values of the Company's financial instruments which are all held for non-trading purposes, approximated their fair value.

         h.       Inventory

                  Inventory is stated at the lower of cost or market as determined by the average cost method.

1.        Summary of significant accounting policies (Cont'd)

         i.       Economic dependency

                  The Company sells a substantial portion of its product to a few customers. For the years ended April 30, 1997 and 1998, sales to those customers were as follows:

                                                 1997              1998
                                                 ----              ----

                   Customer #1                $1,033,000        $  823,000
                   Customer #2                   420,000           667,000
                   Customer #3                   611,000           108,000
                                              ----------        ----------
                                              $2,064,000        $1,598,000
                                              ==========        ==========

                  As of April 30, 1998, accounts receivable from these customers were as follows:

                   Customer #1                                     $49,476
                   Customer #2                                      26,732
                   Customer #3                                      21,861
                                                                   -------
                                                                   $98,069
                                                                   =======

                  The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires no collateral from its customers. The Company believes the allowance for doubtful accounts is adequate to absorb estimated uncollectible amounts as of April 30, 1998.

         j.       Deferred offering costs

                  Professional fees and other expenses associated with the initial public offering of the Company's common stock were capitalized and subsequently charged against the proceeds of the Company's initial public offering.

         k.       Net loss per common share

                  Net loss per share amounts for 1997 have been restated to give effect to the application of SFAS No. 128, "Earnings Per Share" `which was adopted by the Company in 1998. The effect of the restatement on net loss per share is an increase of $.02 per share, from $(.13) to $(.15).

                  Net loss per share amounts are based on the weighted average number of shares outstanding (2,153,022 in 1997 and 2,934,500 in 1998).

1.        Summary of significant accounting policies (Cont'd)

         l.       Impact of recently issued accounting standards

                  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an entity report, by major components and as a single total, the change in its assets from non-shareholder sources during the period; and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes annual and interim disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with early application permitted.

                  Effective  May 1, 1996,  the  Company  adopted  SFAS No.  123,
                  "Accounting for Stock Based Compensation." The statement requires at a minimum, new disclosures regarding employee and non-employee stock based compensation plans. The Company will continue accounting for stock options under APB Opinion No. 25.

                  Effective  May 1, 1997,  the  Company  adopted  SFAS  No.  128
                  "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." Statement No. 128, requires all entities with publicly held common stock or potential common stock to report earnings per share according to the statement. Statement No. 129 consolidates existing pronouncements on required disclosures about a company's capital structure.

         m.       Deferred financing costs

                  The issuance of common stock and common stock warrants in connection with loans made to the Company are being amortized on the interest method over the term of the loan or expensed in full upon the early retirement of the debt by the Company.

                  As a result, included in interest expense is $176,037 and $145,000 of deferred financing costs for the years ended April 30, 1997 and 1998. Additionally, upon the early extinguishment of the debt in August, 1997, the remaining $287,463 was charged to earnings as an extraordinary item.

2.       Property and equipment

         As of April 30, 1998, property and equipment consist of the following:

         Machinery and equipment                                     $3,310,406
         Leasehold improvements                                          86,091
         Office equipment                                               144,424
         Vehicles                                                        64,556
         Furniture and fixtures                                          29,868
                                                                     ----------

         Total property and equipment                                 3,635,345
         Less:  accumulated depreciation                             (1,200,761)
                                                                     ----------
         Net property and equipment                                  $2,434,584
                                                                     ==========

3.       Accounts receivable

         Accounts receivable at April 30, 1998 are shown net of an allowance for doubtful accounts of $60,000.

4.       Inventory

         Inventories at April 30, 1998 consist of:

         Finished goods                                                $306,707
         Raw materials                                                  670,260
                                                                       --------
                                                                       $976,967
                                                                       ========

5.       Other assets

         Other assets at April 30, 1998 consist of the following:

          Security deposits                                            $ 59,358
          Goodwill net of $22,991 of accumulated amortization           201,137
                                                                       --------
                                                                       $260,495
                                                                       ========

6.       Stock option plan

         The Company's stock option plan was approved by the Company's Board of Directors and stockholders in February, 1997. Options granted under the plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors, who provide necessary services to the Company are eligible to participate in the Plan. Non-employees and part-time employees may receive only non-qualified stock options. The maximum number of shares of Common Stock for which options may be granted under the Plan is 450,000 shares.

         The exercise price for shares purchased upon the exercise of non-qualified options granted under the plan is determined by a Board appointed committee. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date such option is granted (110% of the fair market value for stockholders who own more than 10% of the common stock of the Company).

         The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan for the year ended April 30, 1997 and 1998. Had compensation cost been determined on the basis of fair value pursuant to SFAS Statement No. 123, net loss and net loss per share would have been increased as follows:

          Net loss                                 1997               1998
          --------                                 ----               ----

                   As reported                  $(312,666)        $(2,616,529)
                                                ==========        ============
                   Pro forma                    $(312,666)        $(2,628,279)
                                                ==========        ============

          Net loss per common share                1997                1998
          -------------------------                ----                ----

                   As reported                    $(.15)              $(.89)
                                                  ======              ======
                   Pro forma                      $(.15)              $(.90)
                                                  ======              ======

         The fair value of options granted for the year ended April 30, 1998 was $1.11 per option. The fair value was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

         Risk free interest rate                           5.625%
         Option life                                       5 years
         Volatility                                        14.039%
         Dividend yield                                       -

         The following is a summary of the status of the stock option plan:

                                                       Shares           Exercise
                                                                         Price

          Outstanding at April 30, 1997                     -                 -

                   Granted                             66,000            $4.125
                   Exercised                                -                 -
                   Forfeited                          (23,500)           $4.125
                                                      --------

          Outstanding at April 30, 1998                42,500            $4.125
                                                       ======            ======

          Fair value of options granted               $47,000
                                                      =======

         As of April 30, 1998, 407,500 shares of common stock were reserved for issuance pursuant to the terms of the stock option plan.

7.       Income taxes

         The Company's effective income tax rate is lower than would be expected if the Federal statutory rate were applied to earnings from operations, primarily because of depreciation and the utilization of net operating losses.

         The components of income tax benefit for the year ended April 30, 1997 were:

1997                        Federal                 State                 Total
----                        -------                 -----                 -----

Current                     $     -                 $    -              $      -
Deferred                     28,000                  8,000                36,000
                            -------                 ------               -------
                            $28,000                 $8,000               $36,000
                            =======                 ======               =======

         The following is a summary of the components of the Company's Federal and State deferred tax assets and liabilities as of April 30, 1998:

                                                          Federal       State
Current
Deferred tax assets:
  Allowance for doubtful accounts                         $ 20,000      $ 5,000
  Valuation allowance                                      (20,000)      (5,000)
                                                          ---------     --------
                                                          $      -      $     -
                                                          =========     ========

Non-current
Deferred tax assets:
  Net operating loss carryforwards                       1,020,000      270,000
Deferred tax liabilities:
  Depreciation                                            (185,000)     (50,000)
                                                        -----------   ----------

Net deferred tax asset before valuation allowance          835,000      220,000

Valuation allowance                                       (835,000)    (220,000)
                                                        -----------   ----------
                                                        $        -    $       -
                                                        ===========   ==========

         The Company has net operating loss carryforwards of approximately $3,000,000 for Federal and State income tax purposes which will begin to expire in 2012.

         A reconciliation of the income tax benefit computed at the normal statutory Federal income tax rate with the Company's provision for income taxes is as follows:

                                                    Year Ended April 30,
                                                 1997                  1998

Statutory Federal income tax benefit           $ 136,000           $ 1,018,000
State tax benefit                                 24,400               183,000

Permanent differences:
  Non-deductible expenses                         (5,850)               (9,000)
  Deductible expenses                             11,550                     -
  Exempt income                                   14,300                     -

Increase in valuation allowance                 (154,000)           (1,192,000)
Change in estimate-tax rates                       9,600                     -
                                               ----------          ------------

Income tax benefit                              $ 36,000           $         -
                                                ========           ===========

8.       Line of credit

         In June, 1997, the Company concluded a credit arrangement with a bank which provides for a credit line of up to $1,500,000 on a borrowing base consisting of 80% of eligible accounts receivable and 50% of eligible inventory. This credit line bears interest at the bank's prime rate plus 1%. The line of credit is secured by substantially all the business assets of the Company.

         The loan agreement with the bank contains various covenants pertaining to working capital and net worth. At July 23, 1998, the date of preparation of these notes to the financial statements, the Company was in breach of these covenants. Under terms of the agreement, the bank may call the loan if the Company is in violation of any restrictive covenant. As of July 23, 1998, the bank has not waived any of the covenants, and accordingly the entire amount borrowed on the credit line ($1,273,023) and term loan ($300,050, see note 9 below) has been included in current liabilities.

9.       Long-term debt

         Loan payable  to a finance  company in  monthly payments of
         $12,600,  including interest at 9.75%.  The loan matures in
         November, 2000 and is secured by equipment.                    $313,173

         Loan payable to a  bank in  monthly  principal  payments of
         $5,300, plus interest at prime plus 1%. The loan matures in
         September, 2002 and is secured by machinery and equipment.      300,050

         Total long-term debt                                            613,223

         Less:  current portion                                          425,335
                                                                        --------
         Long-term debt, excluding current portion                      $187,888
                                                                        ========

         Maturities of long-term debt over the next several years are as follows:

         April 30, 1999                                     $425,335
                   2000                                      126,447
                   2001                                       61,441
                                                            --------
                                                            $613,223

10.      Capital leases

         The Company is lessee of certain equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their lease terms or their estimated productive lives.

         Minimum future lease payments under capital leases as of April 30, 1998 is as follows:

         April 30, 1999                                                 $50,691
                   2000                                                  47,209
                   2001                                                  44,626
                                                                        -------
         Total minimum lease payments                                   142,526

         Less:  amounts representing interest                            22,787
         Present value of future minimum lease payments                 119,739

         Less:  current portion                                          35,885
         Capital leases, net of current portion                         $83,854
                                                                        =======

         As of April 30, 1998, machinery and equipment held under the aforementioned capital leases amounted to $266,324 and depreciation expense for the years ended April 30, 1997 and 1998 approximated $20,000 and $38,000, respectively.

11.      Related party activity

         The President of the Company has made various loans to the Company bearing interest at 6% and has deferred receipt of approximately $123,000 of salary. Interest only is due monthly and the principal is unsecured, subordinated to the Company's bank debt and has no specific repayment terms.

         The President of the Company owns an 8% interest in a Limited Liability Company which does business with the Company. For the years ended April 30, 1997 and 1998, sales to the related party amounted to approximately $671,000 and $76,000, and purchases from the related party amounted to approximately $650,000 and $396,000.

         Included in selling, general and administrative expenses for the year ended April 30, 1997 and 1998 is approximately $26,400 expensed to a related company for the rent of machinery and equipment. The lease is classified as an operating lease and provides for minimum rentals of $26,400 through April 30, 1998.

12.      Commitments and contingencies

         The Company conducts its operations in leased facilities classified as operating leases which expire in various years through 2003. The Company also has an option to extend the leases through 2005.

         In addition to annual base rental, the leases require additional payments for maintenance and taxes. The following is a schedule approximating the future minimum rental payments required under the above operating leases as of:

          April 30, 1999                                               $195,438
                    2000                                                156,543
                    2001                                                116,040
                    2002                                                 74,100
                    2003                                                 74,100

         Rent expense under the aforementioned leases for the years ended April 30, 1997 and 1998 amounted to $218,405 and $328,617, respectively.

         Commencing on August 1, 1997, Mr. Patrick DePaolo, the Company's Chairman of the Board, Chief Executive Officer and President signed a five year employment agreement ending on July 31, 2002. Pursuant to the agreement, Mr. DePaolo will receive a salary of $175,000 per year during the first three years, with scheduled raises thereafter. The agreement contains a noncompetition provision and payment of a bonus in amounts to be determined based on specified performance criteria. The agreement further provides for such other fringe benefits as are customary for a Chief Executive Officer in the industry in which the Company operates.

13.      Asset purchase agreement

         On October 30, 1996, Christie Products, Inc. (CPI) a wholly owned subsidiary of the Company, entered into an agreement with Christie Enterprises, Inc., to purchase substantially all of their business assets. The purchase price of $1,500,000 exceeded the fair market value of the assets purchased by $173,000, which will be amortized on the straight-line basis over 15 years. CPI and Discas, Inc., as consideration, paid Christie Enterprises, Inc. $500,000 in cash and issued a convertible promissory note in the amount of $1,000,000. The note was interest free until April 30, 1997, at which time interest was to be paid at prime plus 1% along with fixed monthly principal payments of $16,667.

         In August, 1997, the holder of this note converted the loan into 160,000 common shares of Discas, Inc. As a result, the Company's common stock was increased by $16 and additional paid in capital was increased by $999,984.

14.      Initial public offering

         On August 14, 1997, the Company concluded an initial public offering of 800,000 shares of common stock and 800,000 redeemable common stock purchase warrants for total gross proceeds of $4,080,000 and subsequently the sale of 102,000 over allotment warrants for $10,200.

         Accordingly, costs in the amount of $1,453,476 associated with the public offering have been charged against such proceeds and as a result common stock increased by $80 and additional paid in capital increased by $2,636,644.

         In connection with the initial public offering, Discas, Inc. effected a
1.35 for 1 stock split of common stock to the stockholders of record on December 31, 1996. As a result of the split, 490,000 additional shares were issued, and additional paid in capital was reduced by $49. All references in the accompanying financial statements to the number of common shares and per share amounts for 1997 have been restated to reflect the stock split.

15.      Outstanding warrants

         At April 30, 1998, the Company had outstanding common stock purchase warrants as follows:

          No. of                   Exercise                       Expiration
         Warrants                   Price                            Date

          135,000                    $2.25                    September 30, 2001
          800,000                    $5.00                    September 13, 2002
          902,000                    $6.25                    September 13, 2002
          100,000                    $2.50                    March 31, 1999

16.      Year 2000 issue (unaudited)

         Included in fixed assets is approximately $72,000 for the purchase, installation and training of Year 2000 complaint computer hardware and software. The Company expects this system to be fully operational by early 1999. The Company does not expect this project to have a significant effect on operations and further expenditures are anticipated to be immaterial.

17.      Subsequent events

         On May 26, 1998 and June 25, 1998, a total of 40,000 common stock purchase warrants were exercised at $2.50 per share. As a result, common stock was increased by $4 and additional paid in capital was increased by $99,996.

         On June 25, 1998, the Company issued 13,576 shares of common stock ($3.375 per share) in lieu of cash for consulting services rendered. The transaction was valued at the fair market value for the services rendered. As a result, common stock was increased by $1 and additional paid in capital was increased by $45,818.

18.      Intent of Merger

         On July 23, 1998, the Company signed a letter of intent to acquire all of the outstanding common stock of Futuramik Industries, Inc., a custom molder of thermoset and thermoplastic materials that also manufactures proprietary products. Futuramik Industries, Inc. is a closely-held "C" Corporation.

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                                   MANAGEMENT

         The directors and executive officers of the Company are as follows:

           Name                Age                     Position

Patrick A. DePaolo, Sr.        56         Chairman of the Board of Directors,
                                          Chief Executive Officer and President
Thomas R. Tomaszek             46         Vice President, Marketing and Business
                                          Development and Director
Ronald P. Pettirossi           55         Chief Financial Officer
Stephen P. DePaolo             33         Vice President, Materials Sourcing,
                                          Distribution and Planning
John Carroll                   52         Director
Asher Bernstein                54         Director
Alan Milton                    44         Director

         Patrick A. DePaolo, Sr., Chairman of the Board of Directors, President and CEO. Prior to founding Discas in 1985, Mr. DePaolo worked at Uniroyal
Chemical Corp. for 11 years where he had overall responsibility for the development and marketing of thermoplastic elastomers. In 1974, he established Prolastomer, Inc. ("Prolastomer") to develop compounds for footwear, sporting goods and automotive applications. Mr. DePaolo has extensive management experience in the field of plastics compounding and processing and is considered a leading technical expert in developing new applications for scrap polymers. He has degrees in Chemical Engineering (B.S.) from the University of Massachusetts at Amherst and Polymer Chemistry (M.S.) from Southern Connecticut State University and has published articles and text book chapters in the field of polymer chemistry. Mr. DePaolo has extensive business experience and has founded or been a partner in several plastics companies including J-Von, Bailey III Inc., Prolastomer, and NexVal Plastics. Of these, only J-Von remains in existence, and the Company conducts a substantial amount of business with J-Von. See "Certain Transactions."

         Thomas R. Tomaszek, Vice President, Marketing and Business Development and Director. Mr. Tomaszek has over 20 years management experience in plastics recycling equipment, design, and operations. In addition to his experience in equipment and facility development, Mr. Tomaszek has held senior marketing positions with three plastics manufacturing firms, Rapid Granulator Company, Nelmor Company and Eaglebrook-East. He was also the manager of manufacturing operations of Plastics Again, a Genpak and Mobil Corporation joint venture polystyrene recycling facility and, more recently, from 1990 to 1993, founder and President of North American Plastics Recycling Corp., the nation's first post-consumer polyethylene film and plastic bottle recycling plant. From 1993 to 1996 he was Vice President and General Manager of operations at SBU Operations, a recycling equipment manufacturing subsidiary of DelCorp., Inc. Mr. Tomaszek joined Discas in April 1996.

         Ron Pettirossi, Chief Financial Officer. Mr. Pettirossi became Chief Financial Officer of the Company in February 1997. Mr. Pettirossi had been acting Chief Financial Officer of the Company since July 1996. Mr. Pettirossi was an audit partner for Ernst & Young L.L.P. until 1995 where he held a variety of positions during a 31 year public accounting career. Mr. Pettirossi worked with senior management on a number of consulting engagements including strategic planning, management information systems, inventory management, cost control systems and tax planning. He graduated from the University of Massachusetts with a B.B.A. in 1964 and is a member of the AICPA and the Connecticut Society of Certified Public Accountants. Mr. Pettirossi is currently a director of Magellan Petroleum Corporation, an oil and gas exploration company.

         Stephen P. DePaolo, Vice President, Materials Sourcing, Distribution and Planning. Mr. DePaolo has worked at Discas in production, marketing and purchasing since 1985 and currently manages feedstock sourcing and markets. He has developed advertising and publicity programs covering Discas materials, and has established approvals as suppliers to Wal-Mart Stores Inc. and McDonald's Corp. Mr. DePaolo gained a dual B.A. degree from Northeastern University in Business Administration and Marketing. Stephen DePaolo is the son of Patrick A. DePaolo.

         John Carroll, Director. Mr. Carroll became a director of the Company in November 1996. Mr. Carroll is the founder, Chairman of the Board and Chief Executive Officer of Newgrange Co., a holding company created in 1990, which controls various commercial entities, several of which are in the polymer industry. Prior to founding Newgrange Co., Mr. Carroll served as Chief Financial Officer of Leach and Garner Manufacturing Co., and worked at Arthur D. Little for 12 years as a consultant. Mr. Carroll received an M.B.A. from the Graduate School of Business of Columbia University. Mr. Carroll is currently a managing member of J-Von, and a director of Chesterton Co., Leach and Garner Manufacturing Co. and ATP, Inc. See "Certain Transactions."

         Asher Bernstein, Director. Mr. Bernstein is President and principal of Bernstein Real Estate, a 70 year old company that owns or manages more than 40 commercial buildings in New York City. The firm's residential rental division specializes in the rental of luxury apartments in Manhattan. Mr. Bernstein also serves as a Director of AFA Protection Systems, Inc., Director and Treasurer of the Midtown Realty Owners Association, Director of the Fashion District Business Improvement District (BID) and as a Director of the Avenue of the Americas Association. He received a B.A. from New York University and an M.B.A. from the Graduate School of Business of Columbia University. Mr. Bernstein is a member of Mantis V, L.L.C., an investor in the Company, and became a director of the Company in November 1996.

         Alan Milton, Director. Mr. Milton is a founder and Managing Director of Mantis Holdings, Inc., a private environmental industry investment and business advisory company focusing on manufacturers in the waste minimization and recycling sectors. Mr. Milton has worked in the energy and environmental industries for over 17 years with experience in project development, regulatory compliance and pollution control technology. He currently serves as a Director of Quadrax Corporation, Composite Particles, Inc. and Industrial Flexible Materials, Inc. He received his M.A. degree in Environmental Affairs from Clark University, after completing his undergraduate work in Geology and Ecology at Clark University. Mr. Milton is a member of Mantis V, L.L.C., an investor in the Company, and became a director of the Company in November 1996.

         All directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. No director receives any fees for his service as such. Messrs. Bernstein, Carroll and Milton are independent directors of the Company, and such independent directors constitute the Board's Audit Committee.

Item 10. Executive Compensation.

         No employee of the Company has ever received cash compensation in excess of $100,000 per year. The following Summary Compensation Table sets forth the compensation earned by Patrick A. DePaolo, Sr., the Company's President, Chief Executive Officer and Chairman of the Board of Directors.

                           Summary Compensation Table

                                                                      Annual Compensation
Name and Principal Position                                         Year              Cash               Other
                                                                                     Salary           Compensation

Patrick A. DePaolo, President, Chief Executive Officer and           1997             $77,739                 0
Chairman of the Board of Directors
                                                                     1996             $50,402            $2,234(1)
                                                                     1995             $82,288                 0

(1)   Deferred compensation.

     The following officers were granted stock options:

            Name                 Grant Date     Expiration Date    Option Shares    Option Shares    Exercise Price
                                                                                     Exercisable        Per Share
Ronald P. Pettirossi
Chief Financial Officer           10/22/97          10/22/02          10,000              -              $4.125

Thomas R. Tomaszek
Vice President & Director         10/22/97          10/22/02          15,000              -              $4.125

Stephen P. DePaolo
Vice President                    10/22/97          10/22/02          10,000              -              $4.125

Employment Agreements

         Mr. DePaolo serves as Chairman of the Board, Chief Executive Officer and President of the Company pursuant to a five year Employment Agreement commencing August 1, 1997 and ending on July 31, 2002. Pursuant to the Agreement, Mr. DePaolo will receive a salary of $175,000 per year during the first three years, with scheduled raises thereafter. The Agreement contains a noncompetition provision and provides for payment of a bonus in amounts to be determined by the Board of Directors based upon specified performance criteria. The agreement further provides for such other fringe benefits as are customary for a Chief Executive Officer in the industry in which the Company operates. The Agreement also provides that if Mr. DePaolo is terminated without cause (as defined in the Agreement), then the Company will continue to pay Mr. DePaolo his scheduled salary through the remaining term of the Agreement, without setoff for new employment by Mr. DePaolo. Due to cash constraints on the Company, Mr.
DePaolo has deferred the receipt of approximately $123,000 due him for compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information with respect to the beneficial ownership of the Common Stock as of June 18, 1998, and by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company, and (iii) all officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

Name and Address(3)                                          Shares      Percent
                                                          Beneficially
                                                          Owned(1)(2)

Patrick A. DePaolo, Sr.(4)..........................       2,164,981       66.4
Mantis V, L.L.C.(5)                                          457,500       14.0
 c/o Mantis Holdings, Inc.
 250 Park Avenue
 New York, New York 10177...........................
Alan Milton(5)                                               457,500       14.0
 c/o Mantis Holdings, Inc.
 250 Park Avenue
 New York, New York 10177...........................
Asher Bernstein(5)                                           457,500       14.0
 c/o Bernstein Real Estate
 855 Avenue of the Americas
 New York, NY 10001.................................
Christie Enterprises, Inc.                                   160,000        4.9
 80 Market Street
 Kenilworth, New Jersey 07033.......................
Stephen P. DePaolo..................................          30,969        9.5
Thomas R. Tomaszek..................................              -0-
John Carroll........................................              -0-
Ron Pettirossi......................................           3,576        1.1
All officers and directors as a group (7 persons)...       2,305,200       70.7

(1) Except as otherwise noted, the persons named have sole voting and investment power with respect to all shares beneficially owned by them.
(2) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after such date and for purposes of computing the percentage of outstanding shares held by each person or group on a given date, such shares are deemed to be outstanding.
(3) Unless as otherwise indicated, the address of each beneficial owner is c/o Discas, Inc., 567-1 South Leonard Street, Waterbury, CT 06708.
(4) This amount includes 1,546,392 shares held in Patrick A. DePaolo's name, 271,285 shares held in a family limited liability company, warrants to purchase 50,000 shares of Common Stock at $2.25 per share, 263,250 shares of the 364,500 shares owned by Mantis V, L.L.C. and 34,054 shares owned by four other stockholders which Mr. DePaolo has the right to vote pursuant to a voting trust for a period of five years.
(5) Alan Milton and Asher Bernstein, directors of the Company, have a beneficial interest in Mantis V, L.L.C. The number of shares includes warrants to purchase 85,000 shares of Common Stock at $2.25 per share. 263,250 of the 364,500 shares owned by Mantis V, L.L.C. are held in a voting trust, granting voting rights to Patrick A. DePaolo for a period of five years. Mr. Bernstein disclaims beneficial ownership of all except 27,000 shares of Common Stock and 13,500 of such warrants.

Item 12. Certain Relationships and Related Transactions.

         The Company is indebted to Patrick A. DePaolo, Sr., the Chairman, Chief Executive Officer, President and controlling stockholder, in the amount of $236,156 for equipment purchase loans made in 1993 and 1995 and partial salary deferrals in fiscal 1996 through 1998. Such loans are accruing interest at rates between 6.00% to 8.00%.

         Patrick A. DePaolo owns 8% of J-Von Group, L.L.C. ("J-Von"), a compounder of thermoplastic elastomers, primarily for the footwear industry, to which the Company sold $671,000 of feedstocks in fiscal 1997 and $76,000 in fiscal 1998, and from which the Company purchased approximately $650,000 of finished goods in fiscal 1997 and $396,000 in fiscal 1998. The Company has a non-competition agreement with J-Von pursuant to which the Company and J-Von have each agreed not to make sales of virgin styrenic SBS and SEBS thermoplastic elastomers to certain principal customers of the other. The business of J-Von may be considered to be competitive with the TPE product lines of the Company. Mr. DePaolo is a director of, but does not have a management function with, J-Von, which is privately held. John Carroll, a director of the Company, is a managing member of J-Von.

         The Company borrowed $375,000 from Mantis V, L.L.C. in 1996 and early 1997 pursuant to three notes bearing interest at 8% due July 1998. Such loans were used to fund the Company's working capital needs subsequent to the Christie Acquisition. In conjunction with the funding of such loans, Messrs. Asher Bernstein and Alan Milton, who are members of Mantis V, L.L.C., were elected to the Board of Directors of the Company. The Company repaid such loan in October 1997. The Company also pays Mantis Holdings, Inc., an affiliate of the managing members of Mantis V, L.L.C., a monthly consulting fee of $3,500 for financial and business advisory services pursuant to a two-year agreement.

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company has adopted a policy that all future transactions, including loans between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and be made for bona fide business purposes.

Item 13. Exhibits and Reports on Form 8-K.

         (a)    The following exhibits are filed as part of this report:

         Item Number

         3.     Articles of Incorporation and By-laws

                (i) Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (ii) Amended Bylaws of the Company filed as Exhibit 3.2 to Registration Statement No. 333-26543 is incorporated herein by reference.

         4.     Instruments defining the rights of holders, including indentures

                (a) Form of Common Stock Certificate filed as Exhibit 4.1 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (b) Warrant Agreement between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.2 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (c)      Form of Common  Stock  Purchase  Warrant  (included in
                         Exhibit 4.2) filed as Exhibit 4.3 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (d)      Underwriters'   Warrant   filed   as   Exhibit  4.4  to
                         Registration Statement No. 333-26543 is incorporated herein by reference.

         9.     Voting trust agreement

                (a) Voting Trust Agreement - Mantis Partners III, L.P. filed as Exhibit 9.1 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (b) Voting Trust Agreement - Mantis Partners IV, L.P. filed as Exhibit 9.2 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (c)      Voting Trust Agreement - Ramona H. Lainas and Telemahos
                         G. Lainas filed as Exhibit 9.3 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (d)      Voting Trust Agreement - Jack Milgrom  filed as Exhibit
                         9.4  to   Registration   Statement   No.  333-26543  is
                         incorporated herein by reference.

                (e) Voting Trust Agreement - Sheftel Family Irrevocable Trust filed as Exhibit 9.5 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (f)      Voting Trust Agreement - Pimbyco, Inc. filed as Exhibit
                         9.6   to   Registration  Statement   No.  333-26543  is
                         incorporated herein by reference.

         10.    Material contracts

                (a) Employment Agreement between the Company and Patrick A. DePaolo, Sr. filed as Exhibit 10.1 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (b) 1997 Stock Option Plan filed as Exhibit 10.2 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (c) Lease (3,728 Sq. Feet) - Industrial Development Group filed as Exhibit 10.10 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (d)      Amendment  to  Lease  (3,728  Sq.  Feet)  -  Industrial
                         Development Group filed as Exhibit 10.11 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (e) Lease (26,018 Sq. Feet) - Industrial Development Group filed as Exhibit 10.12 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (f)      Amendment  to  Lease  (26,018  Sq.  Feet) -  Industrial
                         Development Group filed as Exhibit 10.13 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (g) Lease (23,966 Sq. Feet) - Industrial Development Group filed as Exhibit 10.14 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (h) Restated Lease Indenture - Plaza Realty Partnership filed as Exhibit 10.15 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (i)      Mantis V, L.L.C.  Financing  Agreement filed as Exhibit
                         10.16  to  Registration  Statement  No.  333-26543   is
                         incorporated herein by reference.

                (j) Mantis V, L.L.C. Promissory Notes totaling $375,000 filed as Exhibit 10.17 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (k) Convertible Promissory Note - Christie Enterprises, Inc. filed as Exhibit 10.18 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (l)      Non-competition  Agreement  - J-Von,  L.L.C.  filed  as
                         Exhibit 10.19 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (m)      Textron  Installment  Note  filed  as Exhibit 10.20  to
                         Registration   Statement  No. 333-26543 is incorporated
                         herein by reference.

                (n) Form of Consulting Agreement between the Company and Underwriters filed as Exhibit 10.21 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (o) Note Modification Agreement dated February 24, 1997 between Mantis V, L.L.C. and the Company filed as
                         Exhibit 10.22 to Registration Statement No. 333-26543 is incorporated herein by reference.

                (p) Revolving and Term Loan Agreement dated June 26, 1997 among Discas, Inc., Christie Products, Inc. and Citizens Bank of Connecticut filed as Exhibit 10.23 to Registration Statement No. 333-26543 is incorporated herein by reference.

         21.    Subsidiaries of the registrant

                Filed herein.

         23.    Consent of experts and counsel

                Consent of Jump, Scutellaro and Company filed herewith.

         27.    Financial Data Schedule

                Filed herein.

         (b)    Reports on Form 8-K.

                On July 31, 1998, the Company filed a Current Report on Form 8-K to report that it had signed a letter of intent to merge with Futuramik Industries, Inc. of Hartford, Connecticut.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DISCAS, INC.



                                           /s/ Patrick A. DePaolo, Sr.
                                           Patrick A. DePaolo, Sr.
                                           President and Chief Executive Officer


Dated:  August 14, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Patrick A. DePaolo, Sr.                /s/ Ronald P. Pettirossi
Patrick A. DePaolo, Sr.                    Ronald P. Pettirossi
President, Director and                    Chief Financial Officer
Chief Executive Officer


Dated:         August 14, 1998             Dated:         August 14, 1998
        -----------------------------              -----------------------------



/s/ Asher Bernstein                        /s/ John Carroll
Asher Bernstein                            John Carroll
Director                                   Director


Dated:         August 14, 1998             Dated:         August 14, 1998
        -----------------------------              -----------------------------



/s/ Alan Milton                            /s/ Thomas R. Tomaszek
Alan Milton                                Thomas R. Tomaszek
Director                                   Director


Dated:         August 14, 1998             Dated:         August 14, 1998
        -----------------------------              -----------------------------