Form 10QSB
period 1998-07-31
DISCAS INC
filed 1998-09-14
CIK 786364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 31, 1998
                               ---------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of September 1, 1998 was 3,260,776.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                     July 31,         April 30,
                                                       1998             1998
                                                    ----------       ----------
                                                    (unaudited)       (audited)
                 ASSETS
Current assets:
    Cash and equivalents                            $  196,587       $  464,619
    Accounts receivable                              1,153,663          909,296
    Inventory                                          933,200          976,967
    Other current assets                                46,206           56,868
                                                    ----------       ----------
        Total current assets                         2,329,656        2,407,750
                                                    ----------       ----------

Property and equipment (net)                         2,403,873        2,434,584

Other assets                                           287,018          260,495
                                                    ----------       ----------

                                                    $5,020,547       $5,102,829
                                                    ==========       ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $  928,223       $  895,978
    Accrued expenses                                    13,200           92,962
    Line of credit                                   1,173,023        1,273,023
    Current portion of capital leases                   34,774           35,885
    Current portion of long-term debt                  419,452          425,335
                                                    ----------       ----------
        Total current liabilities                    2,568,672        2,723,183
                                                    ----------       ----------

Capital leases, excluding current portion               65,768           83,854

Long-term debt, excluding current portion              167,872          187,888

Related party loans                                    236,156          236,156

Stockholders' equity:
    Common stock, par value $.0001 per share:
        Authorized 20,000,000 shares
        Outstanding 3,260,776 shares                       326              321
    Additional paid in capital                       4,615,119        4,459,305
    Accumulated deficit                             (2,633,366)      (2,587,878)
                                                    ----------       ----------
        Total stockholders' equity                   1,982,079        1,871,748
                                                    ----------       ----------

                                                    $5,020,547       $5,102,829
                                                    ==========       ==========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                         Three months ended
                                                              July 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------


Sales                                                 $1,374,346     $1,880,874

Cost of sales                                          1,104,025      1,417,110
                                                     -----------    -----------
    Gross Profit                                         270,321        463,764

Selling, general and administrative expenses             293,669        401,902
                                                     -----------    -----------
    Income (loss) from operations                        (23,348)        61,862

Other income (expense):
    Gain on sale of fixed assets                          18,000              -
    Other income                                               -          8,255
    Interest expense                                     (40,140)       (83,819)
    Amortization of deferred financing costs                   -        (86,232)
                                                     -----------    -----------
        Net other expense                                (22,140)      (161,796)
                                                     -----------    -----------

Net loss                                             $   (45,488)   $   (99,934)
                                                     ============   ============

Average number of shares outstanding                   3,234,904      2,488,750

Net loss per share - basic and diluted                  $(.01)          $(.03)
                                                        ======          ======

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                   Three months ended
                                                                                         July 31,
                                                                          ------------------------------------
                                                                              1998                    1997
                                                                          -----------             ------------


Cash flows from operating activities:
    Cash received from customers                                          $ 1,133,576              $ 2,025,661
    Cash paid to suppliers and employees                                   (1,243,683)              (1,832,988)
    Interest paid                                                             (40,140)                 (62,743)
                                                                          -----------              -----------
        Net cash provided (used) by operating activities                     (150,247)                 129,930
                                                                          -----------              -----------

Cash flows from investing activities:
    Payments on other assets                                                  (15,861)                 (84,901)
    Purchases of fixed assets                                                 (56,828)                (176,731)
                                                                          -----------              -----------
        Net cash used by investing activities                                 (72,689)                (261,632)
                                                                          -----------              -----------

Cash flows from financing activities:
    Principal payments on long-term debt                                      (25,899)                 (52,245)
    Principal payments on capital leases                                      (19,197)                  (9,034)
    Proceeds from (payments on) credit line                                  (100,000)                  22,075
    Proceeds from issuance of common stock and warrants                       100,000                        -
                                                                          -----------              -----------
        Net cash used by financing activities                                 (45,096)                 (39,204)
                                                                          -----------              -----------

Net increase (decrease) in cash                                              (268,032)                (170,906)

Cash and equivalents at beginning of period                                   464,619                  173,100
                                                                          -----------              -----------

Cash and equivalents at end of period                                     $   196,587              $     2,194
                                                                          ===========              ===========

Reconciliation of net loss to cash provided (used) by
  operating activities:
    Net loss                                                              $   (45,488)             $   (99,934)
                                                                          -----------              -----------
    Items which did not (provide) use cash:
        Depreciation and amortization                                          93,942                   86,693
        Interest                                                                    -                   25,000
        Deferred financing costs                                                    -                   86,232

Working capital changes which provided (used) cash:
    Accounts receivable                                                      (244,367)                 144,787
    Inventory                                                                  43,767                 (112,991)
    Other assets                                                              (26,523)                   9,174
    Prepaid expenses                                                           10,662                   13,200
    Accounts payable                                                           51,703                  (24,149)
    Accrued expenses                                                          (33,943)                   1,918
                                                                          -----------              -----------

    Net cash provided (used) by operating activities                      $  (150,247)             $   129,930
                                                                          ============             ===========

Noncash investing and financing activities:
    Issuance of common stock in lieu of cash                              $    45,819
                                                                          ===========
    Issuance of warrants in lieu of cash                                  $    10,000
                                                                          ===========

                         PART I - FINANCIAL INFORMATION

                                  DISCAS, INC.

                                  July 31, 1998



Item 1.       Financial Statements - Notes

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow. All adjustments are of a normal and recurring nature.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.       Inventories

Inventories are stated at the lower of cost or market as determined by the average cost method.

Inventories consist of the following:

                                           July 31, 1998          April 30, 1998
                                           -------------          --------------

Finished goods                                $477,363                $306,707
Raw materials and supplies                     455,837                 670,260
                                             ---------               ---------
                                              $933,200                $976,967
                                              --------                ========

3.       Property and equipment

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

Item 1.       Financial Statements - Notes (Cont'd)

Property and equipment consist of the following:

                                             July 31, 1998        April 30, 1998
                                             -------------        --------------

Machinery and equipment                        $3,398,746           $3,310,406
Leasehold improvements                             86,091               86,091
Office equipment                                  146,589              144,424
Vehicles                                           26,282               64,556
Furniture and fixtures                             17,465               29,868
                                               ----------           ----------

  Total property and equipment                  3,675,173            3,635,345
  Less:  accumulated depreciation              (1,271,300)          (1,200,761)
                                               ----------           ----------
Net property and equipment                     $2,403,873           $2,434,584
                                               ==========           ==========

4.       Other assets

Other assets consist of the following:

                                             July 31, 1998        April 30, 1998
                                             -------------        --------------

Goodwill, net                                   $197,402              $201,137
Security deposits                                 59,358                59,358
Other                                             30,258                     -
                                                --------              --------
                                                $287,018              $260,495
                                                ========              ========

5.       Economic dependency

In the quarter ended July 31, 1997, two customers accounted for approximately 31% of sales (17% and 14%, respectively).

6.       Stockholders' equity

During the quarter ended July 31, 1998, warrants to acquire 40,000 shares of the Company's common stock at $2.50 per share were exercised and 13,576 shares of common stock were issued to satisfy obligations of the Company.

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

The Company sustained substantial losses from late 1997 through early 1998 predominantly as a result of a persistent negative supply/demand relationship in the polypropylene industry which has been caused, in part, by over capacity, the economic conditions in Asia and reduced prices for crude oil. These conditions were most heavily felt in the Company's commodity compounding business beginning in the Company's fiscal third quarter which, in many instances, produced variable production costs which exceeded the product's related selling price. The Company also built up its commodity compounding production capabilities by acquiring equipment, hiring production personnel and establishing a manufacturing facility in Statesville, North Carolina. When it became evident that the industry downturn would persist for an extended period of time, the Company had to radically change its strategic direction, at least for the short term. Accordingly, the Company:

*     reduced the production labor costs at its Waterbury, Connecticut plant

* suspended operations and sub-let a significant portion of the Statesville, North Carolina facility

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

*    implemented  across   the  board   reductions  in   management,  sales  and
     administrative costs, including cut backs in personnel levels and costs

*    instituted stringent cash preservation controls

*    initiated  discussions  with   other  companies  concerning  merger,  joint
     venture and other consolidation opportunities.

As a result, the Company believes it is positioned to withstand the industry downturn, if it can identify a new primary lender and actively participate in the anticipated further consolidation of this industry.

The Consolidated Financial Statements of the Company as of and for the quarter ended July 31, 1998 filed as part of this Form 10-QSB have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of operating losses and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. The Company's ability to continue as a going concern is dependent on its ability to achieve profitable operations and to restructure its bank debt. The Company is currently in default on its existing bank debt and is in the process of finding another lending source. However, no assurance can be given that another lending source will be found.

The Company expects to have a Year 2000 compliant computer system fully operational by early 1999. The Company does not expect this project to have a significant effect on operations and further expenditures are anticipated to be immaterial (approximately $72,000 spent in fiscal 1998).

Discussions concerning the previously announced intent to merge with Futuramik Industries, Inc. have ended. However, Discas and Futuramik are currently in discussions to utilize Futuramik's injection molding operations to manufacture a portion of the Christie product line under financial arrangements beneficial to both parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Results of Operations

Quarters Ended July 31, 1998 and 1997

Sales decreased by $506,528, or approximately 26.9%, to $1,374,346 for the quarter ended July 31, 1998, as compared to $1,880,874 for the quarter ended July 31, 1997. The reduction in sales is attributable to the Company's decision to reduce its commodity compounding business as well as the conditions mentioned above.

Cost of goods sold decreased by $313,085, or approximately 22.1%, to $1,104,025 for the quarter ended July 31, 1998, compared to $1,417,110 for the quarter ended July 31, 1997. The decrease in cost of goods sold was attributable to decreased sales volume. Cost of goods sold as a percentage of sales was 80.3% for the quarter ended July 31, 1998 as compared to 75.3% in 1997.

Gross profit decreased by $193,443, or approximately 41.2%, to $270,321 for the quarter ended July 31, 1998, as compared to $463,764 for the quarter ended July 31, 1997. Such decrease was primarily attributable to the decrease in sales volume.

Selling, general and administrative costs decreased by $108,233, or approximately 26.9%, to $293,669 for the quarter ended July 31, 1998 as compared to $401,902 for the quarter ended July 31, 1997. The decrease in selling, general and administrative costs is due to steps taken by the Company to restructure its operations as a result of the industry downturn.

Operating income decreased by $85,210 to a loss of $23,348 for the current quarter as compared to operating profit of $61,862 for the quarter ended July 31, 1997.

Deferred financing charges of $86,232 were amortized in the quarter ended July 31, 1997 (none in fiscal 1998) and this noncash charge is included in other income (expense).

Net loss decreased by $54,446 to $45,488 for the quarter ended July 31, 1998 as compared to a loss of $99,934 for the quarter ended July 31, 1997. The decrease was primarily attributable to the elimination of amortization of deferred financing charges.

Because of both a significant restructuring of operations and reduction in work force, the results of operations for the quarter ended July 31, 1998 is significantly improved as compared to the quarters ended October 31, 1997, January 31 and April 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Liquidity and Capital Resources

Financial Condition

The Company's operations for the year ended April 30, 1998 produced severely depressed results because of a persistent negative supply/demand relationship in the polypropylene industry which has been caused, in part, by over capacity, the economic conditions in Asia and reduced prices for crude oil. As a result of these conditions, the operations of the Company resulted in the Company being in violation of certain financial covenants under its debt agreement with a commercial bank and the Company's working capital position has eroded to a significant degree. The Company's primary lender entered into a forbearance agreement with the Company which requires that a new primary lender be in place by October 30, 1998. The Company is presently negotiating with a new potential lender. If a satisfactory arrangement is not consummated, this situation raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents at July 31, 1998 amount to $196,587 and the Company may realize another $150,000 in cash resulting from the exercise of outstanding warrants to purchase common stock of the Company. If the warrants are exercised and a new lender is found, management believes the Company can continue as a going concern because it has significantly restructured its operations and made significant reductions in its work force. As noted above, the results of operations for the quarter ended July 31, 1998 are significantly improved over the quarters ended October 31, 1997, January 31, 1998 and April 30, 1998. The Company believes it is positioned to show continuing improvements from its operations although it cannot predict with certainty when, if ever, profitable operations will be achieved.

As disclosed in the Company's Form 10-KSB filed for the fiscal year ended April 30, 1998, the Company did not meet the minimum tangible net worth requirement of $2,000,000 for listing on the NASDAQ SmallCap Market. The Company submitted its plan to meet such requirement to NASDAQ on September 4, 1998. If the plan is not approved by NASDAQ or the Company is not able to achieve an appropriate level of income from operations over the long term, the Company's common stock and warrants could be de-listed and trading would then only be available on the OTC electronic bulletin board or the "pink sheets." If the Company is de-listed, its ability to raise additional equity capital will be adversely impacted.

                           PART II - OTHER INFORMATION

                                  DISCAS, INC.

                                  July 31, 1998

Item 5.           Other Information.

         Discussions concerning the previously announced intent to merge with Futuramik Industries, Inc. have ended. However, Discas and Futuramik are currently in discussions to utilize Futuramik's injection molding operations to manufacture a portion of the Christie product line under financial arrangements beneficial to both parties.

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  Item Number

                       27                Financial Data Schedule

          (b)     Reports on Form 8-K

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                            DISCAS, INC.
                                                             Registrant





Date:  September 14, 1998                            By /s/ Ronald P. Pettirossi
                                                        Ronald P. Pettirossi
                                                        Chief Financial Officer