Form 10QSB
period 1998-10-31
DISCAS INC
filed 1998-12-15
CIK 786364

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   October 31, 1998
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of December 1, 1998 was 3,270,776.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    October 31,                April 30,
                                                                                       1998                      1998
                                                                                    -----------               ----------
                                                                                    (unaudited)                (audited)
                                  ASSETS
Current assets:
    Cash and equivalents                                                            $  156,109                $  464,619
    Accounts receivable                                                                966,518                   909,296
    Inventory                                                                          998,549                   976,967
    Other current assets                                                                72,891                    56,868
                                                                                    ----------                ----------
        Total current assets                                                         2,194,067                 2,407,750
                                                                                    ----------                ----------

Property and equipment (net)                                                         2,354,069                 2,434,584

Other assets                                                                           317,747                   260,495
                                                                                    ----------                ----------

                                                                                    $4,865,883                $5,102,829
                                                                                    ==========                ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $  949,295                $  895,978
    Accrued expenses                                                                    19,492                    92,962
    Line of credit                                                                   1,173,023                 1,273,023
    Current portion of capital leases                                                   33,652                    35,885
    Current portion of long-term debt                                                  401,802                   425,335
                                                                                    ----------                ----------
        Total current liabilities                                                    2,577,264                 2,723,183
                                                                                    ----------                ----------

Capital leases, excluding current portion                                               49,206                    83,854

Long-term debt, excluding current portion                                              149,211                   187,888

Related party loans                                                                    112,312                   236,156

Stockholders' equity:
    Common stock, par value $.0001 per share:
        Authorized 20,000,000 shares
        Outstanding 3,260,776 and 3,207,200 shares, respectively                           326                       321
    Additional paid in capital                                                       4,615,119                 4,459,305
    Accumulated deficit                                                             (2,637,555)               (2,587,878)
                                                                                    ----------                ----------
        Total stockholders' equity                                                   1,977,890                 1,871,748
                                                                                    ----------                ----------

                                                                                    $4,865,883                $5,102,829
                                                                                    ==========                ==========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                Three months ended                  Six months ended
                                                                    October 31,                        October 31,
                                                              1998              1997             1998              1997
                                                           ----------        ----------       ----------        ----------

Sales                                                      $1,229,330        $1,495,093       $2,568,950        $3,375,967

Cost of sales                                                 953,963         1,350,870        2,041,403         2,679,986
                                                           ----------        ----------       ----------        ----------
    Gross Profit                                              275,367           144,223          527,547           695,981

Selling, general and administrative expenses                  381,197           573,165          675,052         1,063,061
                                                           ----------        ----------       ----------        ----------
    Income (loss) from operations                            (105,830)         (428,942)        (147,505)         (367,080)

Other income (expense):
    Amortization of deferred financing costs                        -           (58,768)               -          (145,000)
    Interest expense                                          (28,881)          (53,877)         (69,022)         (129,441)
    Gain on sale of fixed assets                               25,006                             43,006
                                                           ----------        ----------       ----------        ----------
                                                                                      -                                  -
        Net other expense                                      (3,875)         (112,645)         (26,016)         (274,441)
                                                           ----------        ----------       ----------        ----------

Income (loss) before extraordinary items                     (109,705)         (541,587)        (173,521)         (641,521)
    Extraordinary items
      - forgiveness of debt income                            123,844                 -          123,844                 -
      - loss on extinguishment of debt                              -          (287,463)               -          (287,463)
                                                           ----------        ----------       ----------        ----------
        Net income (loss)                                  $   14,139         $(829,050)      $  (49,677)        $(928,984)
                                                           ==========         ==========      ===========        ==========

Average number of shares outstanding                        3,260,776         3,106,141        3,247,840         2,797,446
                                                            =========         =========        =========         =========

Net income (loss) per share - basic and diluted
    Income (loss) before extraordinary items                  (.03)             (.18)            (.05)             (.23)
    Extraordinary items
      - forgiveness of debt income                             .03                -               .03                -
      - loss on extinguishment of debt                          -               (.09)              -               (.10)
                                                              ----             ------           ------            ------
        Net income (loss)                                     $.00             $(.27)           $(.02)            $(.33)
                                                              ====             ======           ======            ======

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                      Six months ended
                                                                                         October 31,
                                                                                1998                    1997
                                                                            -----------              -----------


Cash flows from operating activities:
    Cash received from customers                                            $ 2,431,383              $ 3,439,030
    Cash paid to suppliers and employees                                     (2,488,125)              (4,330,833)
    Interest paid                                                               (69,022)                (129,441)
                                                                            -----------              -----------
       Net cash provided (used) by operating activities                       (125,764)              (1,021,244)
                                                                            -----------              -----------

Cash flows from investing activities:
    Payments on other assets                                                    (79,978)
    Purchases of fixed assets                                                   (75,255)                (525,903)
                                                                            -----------              -----------
        Net cash used by investing activities                                  (155,233)                (525,903)
                                                                            -----------              -----------

Cash flows from financing activities:
    Net proceeds from offering of stock                                               -                3,190,878
    Principal payments on long-term debt                                        (62,210)                (836,696)
    Principal payments on capital leases                                        (36,881)                 (13,987)
    Proceeds from credit line                                                  (100,000)                 793,119
    Proceeds from issuance of common stock and warrants                         100,000                        -
    Other                                                                        71,578                        -
                                                                            -----------              -----------
        Net cash provided by financing activities                               (27,513)               3,133,314
                                                                            -----------              -----------

Net increase (decrease) in cash                                                (308,510)               1,586,167

Cash and equivalents at beginning of period                                     464,619                  173,100
                                                                            -----------              -----------

Cash and equivalents at end of period                                       $   156,109              $ 1,759,267
                                                                            ===========              ===========

Reconciliation of net loss to cash provided (used) by
  operating activities:
    Net loss                                                                $   (49,677)             $  (928,984)
                                                                            -----------              -----------
    Items which did not (provide) use cash:
        Depreciation and amortization                                           181,240                  174,780
        Extraordinary item - forgiveness of debt income                        (123,844)                       -
        Amortization of deferred financing costs                                      -                  145,000
        Extraordinary item - loss on extinguishment of debt                           -                  287,463

Working capital changes which provided (used) cash:
    Accounts receivable                                                         (57,222)                  63,063
    Inventory                                                                   (21,582)                (113,737)
    Other assets                                                                (64,722)                  46,960
    Prepaid expenses                                                            (16,023)                (265,194)
    Accounts payable                                                             53,717                 (347,758)
    Accrued expenses                                                            (27,651)                 (82,837)
                                                                            -----------              -----------

    Net cash provided (used) by operating activities                        $  (125,764)             $(1,021,244)
                                                                            ============             ============

Noncash investing and financing activities:
    Issuance of common stock in lieu of cash                                $    45,819              $        -
                                                                            ===========              ==========
    Issuance of warrants in lieu of cash                                    $    10,000              $        -
                                                                            ===========              ==========
    Exchange of convertible debt for stock                                  $         -              $1,000,000
                                                                            ===========              ==========

                         PART I - FINANCIAL INFORMATION

                                  DISCAS, INC.

                                October 31, 1998



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

2.       Inventories

Inventories are stated at the lower of cost or market as determined by the average cost method.

Inventories consist of the following:

                                        October 31, 1998          April 30, 1998
                                        ----------------          --------------

Finished goods                              $487,204                 $306,707
Raw materials and supplies                   511,345                  670,260
                                            --------                 --------
                                            $998,549                 $976,967
                                            ========                 ========

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

Item 1.       Financial Statements - Notes (Cont'd)

Property and equipment consist of the following:

                                             October 31, 1998     April 30, 1998
                                             ----------------     --------------

Machinery and equipment                         $3,380,393          $3,310,406
Leasehold improvements                              86,091              86,091
Office equipment                                   149,692             144,424
Vehicles                                            64,556              64,556
Furniture and fixtures                              29,868              29,868
                                                ----------          ----------

  Total property and equipment                   3,710,600           3,635,345
  Less:  accumulated depreciation               (1,356,531)         (1,200,761)
                                                -----------         -----------
Net property and equipment                      $2,354,069          $2,434,584
                                                ==========          ==========

4.       Other assets

Other assets consist of the following:

                                             October 31, 1998     April 30, 1998
                                             ----------------     --------------

Goodwill, net                                     $193,667            $201,137
Security deposits                                   71,357              59,358
Other                                               52,723                   -
                                                  --------            --------
                                                  $317,747            $260,495
                                                  ========            ========

5.       Economic dependency

In the six month period ended October 31, 1998, two customers accounted for approximately 28% of sales (17% and 11%, respectively); in the six month period ended October 31, 1997, two customers accounted for approximately 29% of sales (15% and 14%, respectively).

6.       Stockholders' equity

During the six months ended October 31, 1998, warrants to acquire 40,000 shares of the Company's common stock at $2.50 per share were exercised and 13,576 shares of common stock were issued to satisfy obligations of the Company.

7.       Extraordinary item

An extraordinary gain of $123,844 resulted from forgiveness of debt to the President of the Company. The debt was originally incurred by the President of the Company voluntarily deferring a portion of his salary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company produces proprietary plastic and rubber compounds and a broad line of injection molded horticultural containers using a variety of recycled and prime (virgin) materials. The Company has extensive experience in polymer technology, and has commercialized proprietary formulations used in the manufacturing of plastics in the packaging, footwear, aeronautic, military, automotive and consumer products sectors.

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

The Company experienced a strong start in the first and second quarters in implementing its Phase I plan to turnaround the business. Downsizing, restructuring and refinancing plans are expected to be completed in the third quarter. Despite a persistent depressed market for virgin plastic materials which keeps the Company's recycled compounds business at very low profit margins, the other specialty material businesses and the Christie molded products businesses remain at acceptable margins.

During the first half the Company improved its operating effectiveness, reduced SG&A expenses (in total dollars and as a percent of sales) to better match the lower sales levels caused by seasonal factors, and decided to reduce sales to marginal accounts, particularly in the commodity compounds sector.

Strong performance from Christie during the first half along with the successful introduction of new molds for value line pots, consummation of the marketing joint venture with Better Plastics (Better Christie Containers LLC) in Opopka, Florida and the scheduled startup of new molding lines of traffic safety items in the third quarter all give the Company a stronger base on which to build its business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The Company has also taken steps to accelerate the planned closing of the Christie molded products plant in Kenilworth, New Jersey by the end of the third quarter in order to reduce the impact on sales and customer service during the busy fourth quarter production season. Our current Waterbury, Connecticut facility can accommodate this production. The Board of Directors has authorized relocation of most of the Kenilworth plant to Waterbury, with possible relocation of some equipment at outside molders in New Jersey, Florida and New England, subject to available financing and hiring of key personnel. This move will eliminate the production bottlenecks of the Kenilworth plant and approximately $200,000 in annual fixed costs for rents, taxes and building related costs.
The relocation and facility closing cost is estimated at $100,000-$125,000.

Refinancing activities to replace the Company's current senior lender have not been completed, and the Company continues to be in default on its forbearance agreement. Talks continue with our senior lender as well as other lenders interested in refinancing the Company. A recent asset appraisal indicates that the nature of the Company assets can likely justify restructuring long term asset financing to reduce short term loans. In addition, the downsizing has given the Company surplus equipment which will be sold to further reduce debt, beginning in the third quarter.

The Company is still actively negotiating potential mergers and strategic alliances to improve profits, reduce fixed overhead and to spread risk in a continuing depressed market for commodity recycled plastics.

The Company's focus on our traditional plastic compound materials business is to continue driving costs down while applying technology to produce higher quality recycled compounds that can be marketed at attractive prices.

Our investments in molds, machinery and market distribution, particularly in the Northeast and Southeast, will allow Discas to compete for an increased share of the horticultural container market.

The strategic joint venture, Better Christie Containers, LLC, will be started by mid third quarter and will result in an immediately expanded container line with complementary sizes to offer customers. The joint venture will be introduced at upcoming major trade shows in January, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Management also decided to establish Discas Marketing Group, Inc. as a separate subsidiary responsible for all products sold by the Company. Mr. Tom Tamaszek was appointed President of this subsidiary and will be responsible for managing and coordinating all sales activities of the Christie Products and Discas materials business, along with sales of distributed products from outside suppliers.

Our goal in the first half was to substantially balance the costs of operating as a public manufacturing company with the income produced at the current depressed profit levels. This adjustment has been substantially completed as a result of reductions in personnel costs and the consolidation of the Waterbury administrative and plant offices and warehouses into one combined operating site. In addition, the temporary closing of our North Carolina preprocessing facility is being reviewed and plans are being studied to activate the facility as a joint venture to process low cost fiber and non-woven scrap feedstock, which are now available at historically low prices. An alternate plan is to permanently close the facility.

Our overall goal has not changed. We want to be the best investment in our industry. We are working to restructure the financial base to strengthen our ability to operate efficiently and to grow in higher margin markets.

One of our strengths which has been demonstrated during the tough downsizing and restructuring of the past several months, is our dedicated employee team which has worked tirelessly to restore balance to our business. Many key employees have taken voluntary pay cuts and have worked extra hours to test and approve alternate materials in order to give our customers an affordable quality product.

The Consolidated Financial Statements of the Company as of and for the quarter ended October 31, 1998 filed as part of this Form 10-QSB have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of operating losses and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. The Company's ability to continue as a going concern is dependent on its ability to achieve profitable operations and to restructure its bank debt. The Company is currently in default on its existing bank debt and is in the process of finding another lending source. However, no assurance can be given that another lending source will be found.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The Company expects to have a Year 2000 compliant computer system fully operational by early 1999. The Company does not expect this project to have a significant effect on operations and further expenditures are anticipated to be immaterial (approximately $72,000 spent in fiscal 1998).

         Results of Operations

Three Month Periods Ended October 31, 1998 and 1997

Sales decreased by $265,763, or approximately 17.8%, to $1,229,330 for the three month period ended October 31, 1998, as compared to $1,495,093 for the three month period ended October 31, 1997. The reduction in sales is attributable to the Company's decision to reduce its commodity compounding business as well as the conditions mentioned above.

Cost of goods sold decreased by $396,907, or approximately 29.4%, to $953,963 for the three month period ended October 31, 1998, compared to $1,350,870 for the three month period ended October 31, 1997. The decrease in cost of goods sold was attributable to lower raw material costs, improved processing efficiencies and the reduced sales volume. Cost of goods sold as a percentage of sales was 77.6% for the three month period ended October 31, 1998 as compared to 90.3% in 1997. The decrease in cost of sales as a percent of sales is primarily the result of lower material costs and improved processing efficiencies.

Gross profit increased by $131,144, or approximately 90.9%, to $275,367 for the three month period ended October 31, 1998, as compared to $144,223 for the three month period ended October 31, 1997. The increase in gross profit is attributable to cost reductions that more than offset the sales decline.

Selling, general and administrative costs decreased by $191,968, or approximately 33.5%, to $381,197 for the three month period ended October 31, 1998 as compared to $573,165 for the three month period ended October 31, 1997. The decrease is attributable to the Company's consolidation moves and restructuring discussed above.

Operating loss decreased by $323,112 to $105,830 for the current three month period ended October 31, 1998 as compared to a loss of $428,942 from the three month period ended October 31, 1997.

Deferred financing charges of $58,768 were amortized in the three month period ended October 31, 1997 (none in fiscal 1998) and this noncash charge is included in other income (expense). In addition, the related debt was extinguished in October 1997 and the remaining unamortized deferred financing charges ($287,463) were expensed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net income increased by $843,189 to $14,139 for the three month period ended October 31, 1998 as compared to a loss of $829,050 for the three month period ended October 31, 1997. The increase was primarily attributable to reductions in production, administrative and financing costs that more than offset sales decreases and to the President's forgiveness of $123,844 of deferred compensation.

Six Month Periods Ended October 31, 1998 and 1997

Sales decreased by $807,017, or approximately 23.9%, to $2,568,950 for the six month period ended October 31, 1998, as compared to $3,375,967 for the six month period ended October 31, 1997.

Cost of goods sold decreased by $638,583, or approximately 23.8%, to $2,041,403 for the six month period ended October 31, 1998, compared to $2,679,986 for the six month period ended October 31, 1997. The decrease in cost of goods sold was attributable to the factors discussed above. Cost of goods sold as a percentage of sales was 79.5% for the six month period ended October 31, 1998, virtually the same as 79.4% in 1997.

Gross profit decreased by $168,434, or approximately 24.2%, to $527,547 for the six month period ended October 31, 1998, as compared to $695,981 for the six month period ended October 31, 1997. Such decrease was primarily attributable to the decrease in sales volume.

Selling, general and administrative costs decreased by $388,009, or approximately 36.5%, to $675,052 for the six month period ended October 31, 1998 as compared to $1,063,061 for the six month period ended October 31, 1997. The decrease is attributable to the factors mentioned above.

Operating loss decreased by $219,575 to a loss of $147,505 for the current six month period ended October 31, 1998 as compared to a loss of $367,080 from the six month period ended October 31, 1997.

Deferred financing charges of $145,000 were amortized in the six month period ended October 31, 1997 (none in fiscal 1998) and this noncash charge is included in other income (expense). In addition, the related debt was extinguished in October 1997 and the remaining unamortized deferred financing charges ($287,463) were expensed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net loss decreased by $879,307 to $49,677 for the six month period ended October 31, 1998 as compared to $928,984 for the six month period ended October 31, 1997. The decrease was primarily attributable to reductions in production, administrative and financing costs that more than offset sales decreases and to the President's forgiveness of $123,844 of deferred compensation.

         Liquidity and Capital Resources

Financial Condition

The Company's operations for the year ended April 30, 1998 produced severely depressed results because of a persistent negative supply/demand relationship in the polypropylene industry which has been caused, in part, by over capacity, the economic conditions in Asia and reduced prices for crude oil. As a result of these conditions, the operations of the Company resulted in the Company being in violation of certain financial covenants under its debt agreement with a commercial bank and the Company's working capital position has eroded to a significant degree. The Company's primary lender entered into a forbearance agreement with the Company which requires the Company to replace that senior lender. This has not been completed and the Company continues to be in default on its forbearance agreement. Talks continue with our senior lender as well as with other lenders interested in refinancing the Company. A recent appraisal indicates that restructuring long term asset financing to reduce short term loans might be appropriate. If a satisfactory arrangement is not consummated, this situation raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents at October 31, 1998 amount to $156,109 and the Company may realize another $150,000 in cash resulting from the exercise of outstanding warrants to purchase common stock of the Company. The initial $25,000 in cash was received in November, 1998. If the warrants are exercised and a new lender is found, management believes the Company can continue as a going concern because it has significantly restructured its operations and made significant reductions in its work force. As noted above, the results of operations for the quarter ended October 31, 1998 are significantly improved over the quarters ended October 31, 1997, January 31, 1998, April 30, 1998 and July 31, 1998. The Company believes it is positioned to show continuing improvements from its operations although it cannot predict with certainty when, if ever, sustained profitable operations will be achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

As disclosed in the Company's Form 10-KSB filed for the fiscal year ended April 30, 1998, the Company did not meet the minimum tangible net worth requirement of $2,000,000 for listing on the NASDAQ SmallCap Market. The Company submitted its plan to meet such requirement to NASDAQ on September 4, 1998. Subsequently, the Company presented its plan, which included the sale of surplus equipment, the infusion of outside equity capital, the restructuring of some debt to equity, and merger opportunities, before a NASDAQ Qualifications Hearing Panel on November 19, 1998. The Company is awaiting NASDAQ's response. If the plan is not approved by NASDAQ or the Company is not able to achieve an appropriate level of income from operations over the long term, the Company's common stock and warrants could be de-listed and trading would then only be available on the OTC electronic bulletin board or the "pink sheets." If the Company is de-listed, its ability to raise additional equity capital will be adversely impacted.

                           PART II - OTHER INFORMATION

                                  DISCAS, INC.

                                October 31, 1998

Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  Item Number

                           27       Financial Data Schedule (EDGAR filing only).

          (b)     Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                      DISCAS, INC.
                                                       Registrant





Date:  December 14, 1998                 By /s/ Patrick A. DePaolo, Sr.
                                            ------------------------------------
                                            Patrick A. DePaolo, Sr.
                                            Chairman, President and CEO



                                         By /s/ Ray G. Paulin
                                            ------------------------------------
                                            Ray G. Paulin
                                            Controller, Chief Accounting Officer