Form 10QSB
period 1999-01-31
DISCAS INC
filed 1999-03-15
CIK 786364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   January 31, 1999
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of March 1, 1999 was 3,290,776.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      January 31,     April 30,
                                                         1999           1998
                                                      ----------     ----------
                                                      (unaudited)     (audited)
                        ASSETS
Current assets:
    Cash and equivalents                              $  152,754     $  464,619
    Accounts receivable (net)                            712,593        909,296
    Inventory                                          1,046,759        976,967
    Other current assets                                  64,976         56,868
                                                      ----------     ----------
        Total current assets                           1,977,082      2,407,750
                                                      ----------     ----------

Property and equipment (net)                           2,303,449      2,434,584

Other assets                                             309,767        260,495
                                                      ----------     ----------

                                                      $4,590,298     $5,102,829
                                                      ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $1,047,016     $  895,978
    Accrued expenses                                      21,001         92,962
    Line of credit                                     1,173,023      1,273,023
    Current portion of capital leases                     38,950         35,885
    Current portion of long-term debt                    378,268        425,335
                                                      ----------     ----------
        Total current liabilities                      2,658,258      2,723,183
                                                      ----------     ----------

Capital leases, excluding current portion                 42,389         83,854

Long-term debt, excluding current portion                105,772        187,888

Related party loans                                      112,312        236,156

Stockholders' equity:
    Common stock, par value $.0001 per share:
        Authorized 20,000,000 shares
        Outstanding 3,260,776 and 3,207,200 shares,
        respectively                                         329            321
    Additional paid in capital                         4,655,116      4,459,305
    Accumulated deficit                               (2,983,878)    (2,587,878)
                                                      ----------     ----------
        Total stockholders' equity                     1,671,567      1,871,748
                                                      ----------     ----------

                                                      $4,590,298     $5,102,829
                                                      ==========     ==========

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                               Three months ended                  Nine months ended
                                                                    January 31,                         January 31,
                                                               1999             1998              1999             1998
                                                            ---------        ----------       ----------       -----------

Sales                                                       $ 719,866        $1,167,937       $3,288,815       $ 4,543,904

Cost of sales                                                 697,739         1,246,223        2,765,808         3,926,209
                                                            ---------        ----------       ----------       -----------
    Gross profit (loss)                                        22,127           (78,286)         523,007           617,695

Selling, general and administrative expenses                  332,937           811,052          981,329         1,874,113
                                                            ---------        ----------       ----------       -----------
    Income (loss) from operations                            (310,810)         (889,338)        (458,322)       (1,256,418)

Other income (expense):
    Amortization of deferred financing costs                        -                 -                -          (145,000)
    Interest expense                                          (35,506)          (14,868)        (104,528)         (144,309)
    Gain on sale of fixed assets                                                                  43,006
                                                            ---------        ----------       ----------       -----------
                                                                    -                 -                                  -
        Net other expense                                     (35,506)          (14,868)         (61,522)         (289,309)

Income (loss) before extraordinary items                     (346,316)         (904,206)        (519,844)       (1,545,727)
    Extraordinary items
      - forgiveness of debt income                                  -                 -          123,844                 -
      - loss on extinguishment of debt                                                                            (287,463)
                                                            ---------        ----------       ----------       -----------
                                                                    -                 -                -
        Net income (loss)                                   $(346,316)        $(904,206)       $(396,000)      $(1,833,190)
                                                            ==========        ==========       ==========      ============

Average number of shares outstanding                        3,282,776         3,288,750        3,260,648         2,961,214
                                                            =========         =========        =========         =========

Net income (loss) per share - basic and diluted
    Income (loss) before extraordinary items                 $(.11)            $(.27)           $(.16)            $(.52)
    Extraordinary items
      - forgiveness of debt income                              -                 -               .04                -
      - loss on extinguishment of debt                          -                 -                -               (.10)
                                                             ------            ------           ------            ------
        Net income (loss)                                    $(.11)            $(.27)           $(.12)            $(.62)
                                                             ======            ======           ======            ======

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  DISCAS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Nine months ended
                                                                                         January 31,
                                                                               1999                     1998
                                                                            -----------              -----------

Cash flows from operating activities:
    Cash received from customers                                            $ 3,471,144              $ 4,946,123
    Cash paid to suppliers and employees                                     (3,408,934)              (6,245,685)
    Interest paid                                                              (104,528)                (144,309)
                                                                            -----------              -----------
        Net cash provided (used) by operating activities                        (42,318)              (1,443,871)
                                                                            -----------              -----------

Cash flows from investing activities:
    Payments on other assets                                                    (57,380)                       -
    Purchases of fixed assets                                                  (112,320)                (729,266)
                                                                            -----------              -----------
        Net cash used by investing activities                                  (169,700)                (729,266)
                                                                            -----------              -----------

Cash flows from financing activities:
    Net proceeds from offering of stock                                               -                3,178,850
    Principal payments on long-term debt                                       (129,183)                (885,311)
    Principal payments on capital leases                                        (38,399)                 (16,347)
    Proceeds from credit line                                                  (100,000)                 926,000
    Proceeds from issuance of common stock and warrants                         140,000                        -
    Other                                                                        27,735                        -
                                                                            -----------              -----------
        Net cash provided by financing activities                               (99,847)               3,203,192
                                                                            -----------              -----------

Net increase (decrease) in cash                                                (311,865)               1,030,055

Cash and equivalents at beginning of period                                     464,619                  173,100
                                                                            -----------              -----------

Cash and equivalents at end of period                                       $   152,754              $ 1,203,155
                                                                            ===========              ===========

Reconciliation of net loss to cash provided (used) by
  operating activities:
    Net loss                                                                $  (396,000)             $(1,833,190)
                                                                            -----------              -----------
    Items which did not (provide) use cash:
        Depreciation and amortization                                           265,098                  321,407
        Extraordinary item - forgiveness of debt income                        (123,844)                       -
        Amortization of deferred financing costs                                      -                  145,000
        Extraordinary item - loss on extinguishment of debt                           -                  287,463

Working capital changes which provided (used) cash:
    Accounts receivable                                                         196,703                  402,219
    Inventory                                                                   (69,792)                (107,260)
    Other assets                                                                (49,272)                 (52,667)
    Prepaid expenses                                                             (8,108)                 (75,265)
    Accounts payable                                                            169,038                 (468,569)
    Accrued expenses                                                            (26,141)                 (63,009)
                                                                            -----------              -----------

    Net cash provided (used) by operating activities                        $   (42,318)             $(1,443,871)
                                                                            ============             ============

Noncash investing and financing activities:
    Issuance of common stock in lieu of cash                               $     45,819              $    -
                                                                           ============              ===========
    Issuance of warrants in lieu of cash                                   $     10,000              $    -
                                                                           ============              ===========
    Exchange of convertible debt for stock                                 $     -                   $ 1,000,000
                                                                           ============              ===========
    Other                                                                  $     -                   $    34,593
                                                                           ============              ===========

                         PART I - FINANCIAL INFORMATION

                                  DISCAS, INC.

                                January 31, 1999



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

2.       Inventories

Inventories are stated at the lower of cost or market as determined by the average cost method.

Inventories consist of the following:

                                          January 31, 1999        April 30, 1998
                                          ----------------        --------------

Finished goods                               $  497,302              $306,707
Raw materials and supplies                      549,457               670,260
                                             ----------              --------
                                             $1,046,759              $976,967
                                             ==========              ========

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

Item 1.       Financial Statements - Notes (Cont'd)

Property and equipment consist of the following:

                                            January 31, 1999      April 30, 1998
                                            ----------------      --------------

Machinery and equipment                        $3,381,378           $3,310,406
Leasehold improvements                             99,191               86,091
Office equipment                                  154,672              144,424
Vehicles                                           64,556               64,556
Furniture and fixtures                             29,868               29,868
                                               ----------           ----------

  Total property and equipment                  3,729,665            3,635,345
  Less:  accumulated depreciation              (1,426,216)          (1,200,761)
                                               -----------          -----------
Net property and equipment                     $2,303,449           $2,434,584
                                               ==========           ==========

4.       Other assets

Other assets consist of the following:

                                            January 31, 1999      April 30, 1998
                                            ----------------      --------------

Goodwill, net                                   $189,932             $201,137
Security deposits                                 71,545               59,358
Other                                             48,290                    -
                                                --------             --------
                                                $309,767             $260,495
                                                ========             ========

5.       Economic dependency

In the nine month period ended January 31, 1999, three customers accounted for approximately 23% of sales (10%, 7% and 6%, respectively); in the nine month period ended January 31, 1998, two customers accounted for approximately 27% of sales (15% and 12%, respectively).

6.       Stockholders' equity

During the nine months ended January 31, 1999, warrants to acquire 70,000 shares of the Company's common stock were exercised and 13,576 shares of common stock were issued to satisfy obligations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

7.       Extraordinary item

During the nine months ended January 31, 1999, an extraordinary gain of $123,844 resulted from forgiveness of debt to the President of the Company. The debt was originally incurred by the President of the Company voluntarily deferring a portion of his salary. In the nine month period ended January 31, 1998, the extinguishment of debt resulted in an extraordinary loss of $287,463.

General

The Company produces proprietary plastic and rubber compounds and a broad line of injection molded horticultural containers using a variety of recycled and prime (virgin) materials. The Company has extensive experience in polymer technology, and has commercialized proprietary formulations used in the manufacturing of plastics in the horticulture, packaging, footwear, aeronautic, military, automotive and consumer products sectors.

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

As explained in the October 31, 1998 Form 10-QSB, Discas has been implementing, over the past several months, a revised business plan to consolidate operations and significantly reduce fixed overhead with a view towards returning the Company to profitability as soon as possible. This plan de-emphasizes recycling of commodity plastics as a core business until the price of prime plastics, against which our recycled materials compete, returns to normal market levels. It is estimated that the current prices will continue for another year.

The Company's new business plan emphasizes expansion of Discas' profitable molded products and specialty compounds businesses through a series of mergers, acquisitions and new product introductions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

On February 10, 1999, Discas announced that it had signed a non-binding letter of intent to merge Beres Industries into Discas. Beres Industries is a Lakewood, NJ injection molding and mold design company. The intent is to move our Christie molded products business out of its Kenilworth, NJ leased facility into the Beres owned facility, saving approximately $200,000 in annual fixed costs for rent, taxes and building related costs. Concurrent with the Beres negotiations, Discas is pursuing additional strategic opportunities which will provide Discas with a strong platform to grow its molded products business.

Consummation of the Beres merger will be subject to satisfactory completion of due diligence, execution of an Agreement of Merger, shareholder approval and other matters. The proforma for the combined companies would have Discas sales increased by at least 40%, fixed overhead as a percent of sales would be lowered, molded products productivity would be improved, and Discas would be poised to restructure its debt financing. The three business divisions of the combined companies would consist of molded products, polymer materials and technical services (including Beres industry-recognized toolmaking).

Discas is also in continued merger discussions with Newgrange LLC, an international manufacturer of specialty thermoplastic materials and molded components primarily for the footwear industry. The companies have proposed a non-binding agreement to merge, and management from Newgrange and Discas have been involved in strategic meetings in recent weeks. Newgrange, with operations in North America, Europe and Asia, currently has sales of approximately $70 million. The potential success of accomplishing either of these business combinations is not determinable at this time.

During the first nine months, the Company improved its operating effectiveness and reduced SG&A expenses (in total dollars and as a percent of sales) to better match the lower sales levels caused by seasonal factors, the pending relocation of our molded products business, and the decision to reduce sales to marginal accounts, particularly in the commodity compounds sector.

Although relocating Christie Products will clearly benefit the Company, the delay in doing so has been disruptive and has negatively impacted Christie's third quarter results. Sales have slowed and productivity has suffered. Retention of experienced labor has been difficult; causing Christie to use its higher cost supervisory labor for extended periods of time. Machines have been disconnected anticipating an earlier move, then reconnected. These are normal transition problems and Discas management is on-site to minimize the disruption, but gross profit has temporarily suffered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The Company's recent investment in fifteen molds for competitively priced thin-wall pots and various traffic safety items and the enthusiastic reception of our strategic joint venture, Better Christie Containers LLC, at the major January trade shows makes us optimistic about improved fourth quarter sales. However, the closing of the Kenilworth, NJ plant by April 30, 1999 may negatively impact sales because of downtime expected with the relocation of equipment.

Refinancing activities to replace the Company's current senior lender have not been completed, and the Company continues to be in default on its forbearance agreement. Talks continue with our senior lender as well as other lenders interested in refinancing the Company. A recent asset appraisal indicates that the nature of the Company assets can likely justify restructuring long term asset financing to reduce short term loans. In addition, the consolidation of our molded product business will give the Company surplus equipment which will be sold to further reduce debt, beginning in the fourth quarter.

Discas management is dedicated to completing the complex task of restructuring the Company for the benefit of its stockholders. Discas, along with small manufacturers in the United States in many industries, is fighting against cheap imports, low oil prices and cut-throat competition. Our best resources to win this battle are a low cost manufacturing structure, superior plastic material and processing technology, and diversified profit centers in proprietary molded products, specialty polymer materials, tool building and custom manufacturing services.

The Consolidated Financial Statements of the Company as of and for the quarter ended January 31, 1999 filed as part of this Form 10-QSB have been prepared in accordance with generally accepted accounting principles applicable to a company on a "going concern" basis, which except as otherwise noted, contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of operating losses and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainties. The Company's ability to continue as a going concern is dependent on its ability to achieve profitable operations and to restructure its bank debt. The Company is currently in default on its existing bank debt and is in the process of finding another lending source. However, no assurance can be given that another lending source will be found.

The Company expects to have a Year 2000 compliant computer system fully operational by mid-1999. The Company does not expect this project to have a significant effect on operations and further expenditures are anticipated to be immaterial (approximately $72,000 spent in fiscal 1998).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Results of Operations

Three Month Periods Ended January 31, 1999 and 1998

Sales decreased by $448,071, or approximately 38.4%, to $719,866 for the three month period ended January 31, 1999, as compared to $1,167,937 for the three month period ended January 31, 1998. The reduction in sales is attributable to the Company's decision to reduce its commodity compounding business as well as the pending relocation of its molded products business. Also sales for the period ended January 31, 1998 included revenues from the discontinued Statesville, NC polypropylene recycling operation.

Cost of goods sold decreased by $548,484, or approximately 44.0%, to $697,739 for the three month period ended January 31, 1999, compared to $1,246,223 for the three month period ended January 31, 1998. The decrease in cost of goods sold was attributable to lower raw material costs, improved processing efficiencies and the reduced sales volume. Cost of goods sold as a percentage of sales was 96.9% for the three month period ended January 31, 1999 as compared to 106.7% in 1998. The decrease in cost of sales as a percent of sales is primarily the result of lower material costs, partially offset by the negative impact of the pending Christie Products relocation discussed above. Also a $100,000 (8.6% of sales) material inventory write-down to market and the Statesville, NC facility startup costs were included in the three month period ended January 31, 1998 (none in fiscal 1999).

Gross profit increased by $100,413 to $22,127 for the three month period ended January 31, 1999, as compared to a loss of $78,286 for the three month period ended January 31, 1998. The increase in gross profit is attributable to cost reductions that more than offset the sales decline.

Selling, general and administrative costs decreased by $478,115, or approximately 59.0%, to $332,937 for the three month period ended January 31, 1999 as compared to $811,052 for the three month period ended January 31, 1998. The decrease is attributable to the Company's consolidation moves and restructuring discussed in the October 31, 1998 Form 10-QSB. In addition, costs associated with the initial public offering and the Christie acquisition and provisions for uncollectible accounts were included in the three month period ended January 31, 1998 (none in fiscal 1999).

Operating loss decreased by $578,528 to $310,810 for the current three month period ended January 31, 1999 as compared to a loss of $889,338 for the three month period ended January 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net loss decreased by $557,890 to $346,316 for the three month period ended January 31, 1999 as compared to a loss of $904,206 for the three month period ended January 31, 1998. The reduced loss was primarily attributable to reductions in production, administrative and financing costs that more than offset sales decreases.

Nine Month Periods Ended January 31, 1999 and 1998

Sales decreased by $1,255,089, or approximately 27.6%, to $3,288,815 for the nine month period ended January 31, 1999, as compared to $4,543,904 for the nine month period ended January 31, 1998.

Cost of goods sold decreased by $1,160,401, or approximately 29.6%, to $2,765,808 for the nine month period ended January 31, 1999, compared to $3,926,209 for the nine month period ended January 31, 1998. The decrease in cost of goods sold was attributable to the factors discussed above. Cost of goods sold as a percentage of sales was 84.1% for the nine month period ended January 31, 1999, as compared to 86.4% (84.2% excluding write-down) for the nine month period ended January 31, 1998.

Gross profit decreased by $94,688, or approximately 15.3%, to $523,007 for the nine month period ended January 31, 1999, as compared to $617,695 for the nine month period ended January 31, 1998. The decrease was the result of lower sales volume.

Selling, general and administrative costs decreased by $892,784, or approximately 47.6%, to $981,329 for the nine month period ended January 31, 1999 as compared to $1,874,113 for the nine month period ended January 31, 1998. The decrease is attributable to the factors mentioned above.

Operating loss decreased by $798,096 to a loss of $458,322 for the current nine month period ended January 31, 1999 as compared to a loss of $1,256,418 for the nine month period ended January 31, 1998.

Deferred financing charges of $145,000 were amortized in the nine month period ended January 31, 1998 (none in fiscal 1999) and this noncash charge is included in other income (expense). In addition, the related debt was extinguished in the nine month period ended January 31, 1998 and the remaining unamortized deferred financing charges ($287,463) were expensed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net loss decreased by $1,437,190 to $396,000 for the nine month period ended January 31, 1999 as compared to $1,833,190 for the nine month period ended January 31, 1998. The decrease was primarily attributable to reductions in production, administrative and financing costs that more than offset sales decreases. Also gains on the sale of fixed assets ($43,006) and on the President's forgiveness of deferred compensation ($123,844) occurred during the nine month period ending January 31, 1999 versus the charges mentioned above for the nine month period ended January 31, 1998.

         Liquidity and Capital Resources

Financial Condition

The Company's operations for the year ended April 30, 1998 produced severely depressed results because of a persistent negative supply/demand relationship in the polypropylene industry which was caused, in part, by over capacity, the economic conditions in Asia and reduced prices for crude oil. As a result of these conditions, the operations of the Company resulted in the Company being in violation of certain financial covenants under its debt agreement with a commercial bank and the Company's working capital position eroded to a significant degree. The Company's primary lender entered into a forbearance agreement with the Company which requires the Company to replace that senior lender. This has not been completed and the Company continues to be in default on its forbearance agreement. Talks continue with our senior lender as well as with other lenders interested in refinancing the Company. The Company believes that consummation of the business combination(s) discussed above will position it to restructure its debt financing. However, if a satisfactory refinancing arrangement is not reached, this situation raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents at January 31, 1999 amount to $152,754. If the business combination(s) are consummated and a new lender is found, management believes the Company can continue as a going concern because it has significantly restructured its operations and made significant reductions in its work force. As noted above, the results of operations for the quarter ended January 31, 1999 are significantly improved over the quarter ended January 31, 1998. The Company believes it is positioned to show continuing improvements from its operations although it cannot predict with certainty when, if ever, sustained profitable operations will be achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

On February 9, 1999, Discas securities were moved from the NASDAQ SmallCap Market to the OTC Bulletin Board. We believe that upon consummation of the business combination(s) discussed above, the Company would meet NASDAQ's listing criteria. Consequently, on February 24, 1999, the Company submitted a request for review of the Qualifications Hearing Panel decision. The Company is awaiting the Review Panel's response. If the Company's securities are not reinstated for NASDAQ listing, it could adversely impact the Company's ability to raise additional equity capital.

                           PART II - OTHER INFORMATION

                                  DISCAS, INC.

                                January 31, 1999

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

          (b)     Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                     DISCAS, INC.
                                                      Registrant





Date:  March 15, 1999                    By /s/ Patrick A. DePaolo, Sr.
                                            ------------------------------------
                                            Patrick A. DePaolo, Sr.
                                            Chairman, President and CEO



                                         By /s/ Ray G. Paulin
                                            ------------------------------------
                                            Ray G. Paulin
                                            Controller, Chief Accounting Officer