Form 10KSB
period 1999-04-30
DISCAS INC
filed 2001-04-17
CIK 786364

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 April 30, 1999
                          -----------------------------------------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

         State issuer's revenues for its most recent fiscal year $4,317,263


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common Stock, par value $.0001 per share, 3,312,276 shares outstanding as of April 30, 1999.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No



                                TABLE OF CONTENTS
                                                                            Page

                                     PART I


Item 1.      Description of Business.                                        3

Item 2.      Description of Property.                                        7

Item 3.      Legal Proceedings.                                              8

Item 4.      Submission of Matters to a Vote of Security Holders.            8


                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.       8

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9

Item 7.      Financial Statements.                                           12

Item 8.      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                            23

                                    PART III


Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act.              23

Item 10.     Executive Compensation.                                         24

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management.                                                     25

Item 12.     Certain Relationships and Related Transactions.                 27

Item 13.     Exhibits and Reports on Form 8-K.                               27

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

* Thermoplastic Elastomers, including compounds from recycled polypropylene andpolystyrene, ground tires, scrap Thermoplastic Elastomers (e.g., footwear, auto bumpers)and other industrial waste feedstocks. Product line applications include footwear, automotive and consumer/industrial products. The Company also produces a substantial quantity of proprietary formulations for the footwear industry from prime TPE feedstocks.

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

         Because of the losses from operations, the Company is in violation of various loan covenants with its primary lender and has received a forbearance agreement from its lender requiring the Company to replace such lender in early September 1998. This situation raises substantial doubt about the Company's ability to continue as a going concern, unless it is able to find another lending source. The Company is currently negotiating with three commercial lenders to provide appropriate financing. The Company has significantly restructured its operations and made significant reductions to overhead and its work force, and management believed during this reporting period that it can continue its operations as a going concern if satisfactory debt refinancing is accomplished. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Competition

         The compounding of polymers and their use in the manufacture of end products are highly competitive industries. The Company's prime and recycled products compete with a variety of polymer materials from other companies, many of which are larger, better financed manufacturers of prime compounds, including many of the major multinational chemical manufacturers. The Company must continue to competitively price its products against both prime and recycled compounds and meet required performance specifications and volume requirements on a timely basis if it is to successfully compete in this segment of its business. The Company's capability of using lower cost feedstocks from scrap material is not providing the Company with a pricing advantage due to the historically low costs of competing commodity products


Environmental and Other Governmental Regulation

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

Employees

         As of April 30, 1999, Discas employed approximately 16 persons, of whom approximately 4 employees are management, sales and administration and the balance of whom are involved in the manufacturing process. None of Discas' employees are covered by a collective bargaining agreement. Discas believes it has a good relationship with its employees.

Item 2.  Description of Property.

         Discas leases approximately 49,000 square feet of industrial and office space in Waterbury, Connecticut pursuant to two leases expiring December 1999, all of which are extendible until 2005 at the option of the Company. Annual future base rental is approximately $156,543 for the year 2000 declining to approximately $116,040 for 2001 then to approximately $74,100 for 2002 and 2003 with an option to extend to 2005. Annual rent payments and manufacturing space were significantly reduced as a result of the closing of the company's New jersey and North Carolina plants in early 1999.

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

         Discas utilizes custom database software for its polymer technology programs, including formulation development and scrap material analysis. Computer systems are in place to support financial and management controls and a new state of the art enterprise software program purcshased. The company is in the process of scheduling installation of said software.

         The Company's former New Jersey facility occupied a building with 24,000 sq. ft. of warehouse and office space. The facility was leased from a stockholder at rates which management believed were consistent with or below current market rates at the time the leased was negotiated. Annual rental was $100,000. Equipment includes thirteen injection molding machines with capacities from 200 tons to 700 tons. Support equipment includes loader control units, a 75 ton water chiller, raw material silos and other material handling equipment, as well as a modern diesel truck for local deliveries. The Company transfered it's extensive inventory of molds suitable for the production of a wide variety of nursery products, traffic safety products and other items, to the Waterbury location when the N.J. plant was closed.

         The Company also leased a building in Statesville, North Carolina until January 1999 which provided manufacturing, warehouse and office space for a scrap preprocessing operation. Due to the curtailment of non-profitable recycled plastic sales, this operation was closed and the building was sublet on a short term basis.

Item 3.  Legal Proceedings.

         During the period represented in the report Discas was not presently involved in any material legal proceedings. Subsequent to this period the Company did file for Bankruptcy protection under Chapter 11.(see Subsequent Event in Management Discussion and item 1 b in Notes to Financial Statements) .

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a) The Company's Common Stock and Warrants currently traded on the
NASDAQ   SmallCap   Market  until  February  9th,  1999  when  it  move  to  the
Over-The-Counter   Bulletin   Board  under  the  symbols   "DSCS"  and  "DSCSW,"
respectively.

Aug 1 - Oct 31, 1998        Nov 1 - Jan 31, 1999         Feb 1 - April 30, 1999
    2nd quarter                 3rd quarter                    4th quarter
    -----------                 -----------                    -----------

High   $3.375                      $2.375                         $1.750
Low    $2.156                      $1.625                         $ .656

* Initial Public Offering became effective on August 14, 1997.

     As of April, 30, 1999, the Company did not meet the minimum tangible net worth requirements for listing on NASDAQ SmallCap Market and the Company is not expected to meet tangible net worth requirements unless additional equity is raised. The Company's common stock and warrants are subject to listing by NASDAQ. Trading may then only be available on the OTC electronic bulletin board or the "pink sheets."

         (b) Approximate Number of Holders of Common Stock and Warrants at April 30,1999

                  Title of Class                        Number of Record Holders
                  --------------                        ------------------------

                  Common Stock                                     435
                  Warrants                                         10

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

         (d)      Recent Sale of Unregistered Securities

                  None.


Item 6.  DISCAS, INC.    April 30, 1999 10-KSB

         MANAGEMENT'S DISCUSSION and

         ANALYSIS of FINANCIAL CONDITION and

         RESULTS of OPERATIONS

         DISCAS, INC produces plastic horticultural containers, specialty rubber compounds and recycled plastics compounds using a variety of prime and recycled materials. The company has utilized its extensive experience in polymer technology to produce proprietary formulations used in the manufacturing of products in the horticulture, packaging, footwear, aeronautic, automotive and consumer product sectors.

         As explained in the January 31, 1999 Form 10-QSB and earlier 1998 10-QSB reports, the Company has been implementing, over the past several months, a revised business plan to consolidate operations and significantly reduce fixed overhead with a view towards returning the Company to profitability as soon as possible. This business plan included a potential merger of our New Jersey based Christie Products molding business with the molding business of Beres Industries of Lakewood, New Jersey, as well a potential further three-way merger with Newgrange, LLC, a producer of specialty elastomer compounds and end-products. The due diligence process relating to a potential three-way merger was postponed indefinitely by Newgrange, LLC in March, 1999 due to unexpected financial restraints associated with their recent purchase of a foreign company. Subsequently, negotiations with Beres Industries also were terminated, in late March 1999 due to disagreements in merger terms. The Company's lease of its operating facility in Kenilworth, New Jersey expired April 30, 1999 and the Board of Directors authorized management to negotiate with custom molders for sub-manufacturing services in anticipation of the closing of the New Jersey molding plant.

         On April 29, 1999, the Company closed its New Jersey molding plant and auctioned off all of its molding equipment in order to settle a capital lease for production equipment. Losses on disposal for this transaction of $306,999 were recognized in 1999. Arrangements were then made with four custom molders in neighboring states to sub-manufacture the Christie Products line of horticultural containers using molds owned by the Company.

         During this transition period, the Company was informed by its primary lending bank that a Forbearance Agreement, which had allowed the Company to continue operating while in default on certain covenants of a Loan Agreement, would not be renewed. The decline in the Company's results of operations reflecting, among other factors, the deterioration in demand and selling prices was cited along with the uncertainty of adequate working capital resources and future operating profits. On May 26, 1999, the lending bank notified the Company of its election to exercise its rights and remedies as a secured party under the Loan Agreement, to take immediate possession of its collateral at the Waterbury, Connecticut plant and headquarters.

         On May 28, 1999 the Board of Directors authorized the President of the Company to secure legal advise, and, if so advised, to file a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. On June 4, 1999 the Company attorney filed for Chapter 11 reorganization on behalf of Discas, Inc.


         SUBSEQUENT EVENT AND CHAPTER 11 REORGANIZATION

         The Company began operating its business as debtor in possession under the supervision of the Bankruptcy Court in June, 1999. A statutory creditors committee was appointed in the Chapter 11 case. As part of the Chapter 11 process, the Company has attempted to notify all known or potential creditors of the Filing for the purpose of identifying all prepetition claims against the Company.


         RESULTS OF OPERATIONS

         Due to the Chapter 11 filing and pending plan or reorganization, the management of the Company and its auditors determined that certain adjustments in the balance sheet of the Company on April 30, 1999 were justified.

         The management of the Company determined that the goodwill remaining on the books no longer had value and accordingly $186,197 was written off.

         Conditions leading to the reorganization of the Company resulted in a difference between the market value of the inventory and the historical cost the inventory. During the year Management disposed of inventory items that no longer had value, reduced the carrying value of some other inventory items to the market value, and set up an allowance for obsolete inventory. The total expense related to the adjustment of the inventory valuation was $378,940.

         TWELVE MONTH PERIOD ENDING APRIL 30, 1999 AND 1998

         Sales decreased by $1,561,627, or approximately 26.6%, to $4,317,263 for the twelve-month period ended April 30, 1999, as compared to $5,878,890 for the twelve-month period ended April 30, 1998. The reduction in sales is attributed to the Company's decision to selectively compete in the low margin commodity recycled plastics market, and to supply only those accounts which produce acceptable profit margins. Unfortunately, the low cost of prime and off-grade virgin plastics has remained historically low resulting in fewer opportunities to market recycled plastics at even marginally profitable prices. Lower sales also resulted from a working capital shortage which caused the Company to reduce inventory levels and miss some seasonal orders because we could not meet delivery dates or match competitive credit terms.

         Cost of goods sold decreased by $1,382,382, or approximately 26.7%, to $3,792,017 for the twelve-month period ended April 30, 1999, as compared to $5,174,399 for the twelve-month period end April 30, 1998. The decrease in cost of goods sold was attributable to the reduced sales volume. Cost of goods sold as a percentage of sales was approximately 87.8% for the twelve-month period ended April 30, 1999, including an inventory write-down of $378,940. This compares with the cost of goods sold as a percentage of sales of approximately 88% for the twelve-month period ended April 30, 1998, which included a $100,000 write-down in inventory as a result of the closing of a North Carolina plant.

         Gross profit decreased by $179,245 to $525,246 for the twelve-month period ended April 30, 1999, as compared with a gross profit of $704,491 for the twelve-month period ended April 30, 1998. The decrease in gross profit is attributable to the decrease in sales for the same period.

         Selling, general and administration costs decreased by $594,064 or approximately 22%, to $2,105,783 for the twelve- month period ended April 30, 1999 as compared to $2,699,847 for the twelve-month period ended April 30, 1998. The decrease is attributable to the Company's consolidation moves and restructuring, including a reduction in management staff.

         Operating loss decreased by $414,819 or approximately 20.8%, to $1,580,537 for the twelve-month period April 30, 1999, as compared to a loss of $1,995,356 for the twelve-month period ended April 30, 1998. The operating loss decrease was attributable to the reduced sales of marginally profitable and unprofitable recycled plastics compounds as the Company abandoned its efforts to retain market share and ride out the current low market for commodity plastics.

         Net loss decreased by $76,700 or approximately 3%, to $2,539,829 for the twelve-month period ended April 30, 1999, as compared to net loss of $2,616,529 for the twelve-month period ended April 30, 1998. The net loss for the period ended April 30, 1999 included extraordinary expenses of $186,197 for goodwill write off, and $263,999 for loss on extinguishments of debt associated with the closing of the Company's New Jersey molding operation. The Company benefited form a $128,329 forgiveness of debt by the President for accumulated unpaid salary during the period ended April 30, 1999.



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR PROVISION" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         When used in this report, the words "believe," "plan," "anticipates," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those stated. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits or results anticipated in these forward-looking statements will be achieved. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties, certain of which are described herein, that could cause actual results to differ materially from those indicated in the forward looking statements.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations for the year ended April 30, 1999 produced severely depressed results because of the continuing low prices for the commodity plastics that compete with our recycled plastics compounds, which have represented approximately 60-65% of sales in the past few years. The Company has attempted to adjust to market conditions but has not been successful in obtaining adequate financing to assure continued operations. The Company's bank lender froze a revolving loan in early 1998, and has demanded a substantial paydown as well as an expensive Forbearance Agreement which effectively limits working capital to accounts receivable collections. The Company has not been able to meet a requirement of the Forbearance Agreement to replace the senior lender, and continues to be in default on its Forbearance Agreement. The subsequent events resulting in the Company filing Chapter 11 protection on June 4, 1999, as described above, raises substantial doubt about the Company's ability to continue as a going concern.

         Management believes that a consolidated molding operation combined with the small but profitable specialty rubber compounds business can be successful if run effectively at the Waterbury, Connecticut facility. Management is also exploring the economic feasibility of greatly reducing fixed overhead and farming out Christie horticultural molding to local custom molders.

         On February 9, 1999, Discas securities were moved from the NASDAQ SmallCap Market to the OTC Bulletin Board. On February 24, 1999, the Company submitted a request for review of the Qualifications Hearing Panel decision. The Company is awaiting the Review Panel's response. There is no assurance that Discas securities will be reinstated for NASDAQ listing, which could adversely impact the Company's ability to raise additional equity capital.


Item 7.  Financial Statements.

                          Discas, Inc. and Subsidiaries

                              FINANCIAL STATEMENTS
                                 APRIL 30, 1999

                                 C O N T E N T S

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                  13

FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                                14

    Consolidated Statements of Operations                                     15

    Consolidated Statements of Changes in Stockholders' Equity (Deficit)      16

    Consolidated Statements of Cash Flows                                     17

    Notes to Financial Statements                                             18

                          GERSTLE, ROSEN & SIMONET, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            102 N.E. 2nd Street, #199
                            Boca Raton, Florida 33432
                            Telephone (561) 417-0103
                            Facsimile (810) 816-5826
                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Discas, Inc.

We have audited the accompanying consolidated balance sheet of Discas, Inc. and Subsidiaries as of April 30, 1999, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Discas, Inc. and Subsidiaries as of April 30, 1998, were audited by other auditors whose report dated July 23, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discas, Inc. and Subsidiaries as of April 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, on June 4, 1999, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital, stockholders' capital deficiency and defaults under the Company's debt agreements raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.



/s/ Gerstle, Rosen & Simonet LLC
Certified Public Accountants


Boca Raton, Florida
September 13, 2000

                          DISCAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                APRIL 30,
                                                                  1999


                               ASSETS

Current assets:
     Cash and cash equivalents                           $         60,055
     Accounts receivable, net of allowance for
         doubtful accounts of $51,415                             671,399
     Inventory net of allowance for
         obsolescence of $75,000                                  285,251
                                                         ----------------

         Total current assets                                   1,016,705

Property and equipment, net                                     1,495,420

Other assets
     Deposits and other assets                                     37,453
                                                         ----------------

                                                         $      2,549,578
                                                         ================


                      LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities:
     Accounts payable $                                         1,112,739
     Accrued expenses                                             207,455
     Line of credit                                             1,214,776
     Obligations under capital leases                              86,575
     Note payable                                                 237,983
                                                         ----------------

         Total current liabilities                              2,859,528

Related party loans                                               112,312
                                                         ----------------

Deficiency in assets:
     Common stock, par value $.0001 per share:
         authorized 20,000,000 shares,
         3,390,776 shares issued and outstanding                      339
     Additional paid in capital                                 4,705,106
     Accumulated deficit                                       (5,127,707)
                                                         ----------------

         Total deficiency in assets                              (422,262)
                                                         ----------------

                                                         $      2,549,578
                                                         ================

The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year ended      Year ended
                                                      April 30,       April 30,
                                                        1999            1998


Sales                                               $ 4,317,263     $ 5,878,890

Cost of sales                                         3,792,017       5,174,399
                                                    -----------     -----------

     Gross profit                                       525,246         704,491

Selling, general and administrative expenses          2,105,783       2,699,847
                                                    -----------     -----------

     Loss from operations                            (1,580,537)     (1,995,356)
                                                    -----------     -----------

Other income (expense):
     Interest income                                        645          35,772
     Interest expense                                  (201,869)       (369,482)
     Write off of goodwill                             (186,197)           --
     Write off of prepaid expenses                      (57,261)           --
     Inventory valuation adjustment                    (378,940)           --
                                                    -----------     -----------

     Net other expense                                 (823,622)       (333,710)
                                                    -----------     -----------

Loss before extraordinary items                      (2,404,159)     (2,329,066)

Extraordinary items:
     Forgiveness of debt                                128,329            --
     Loss on extinguishment of debt                    (263,999)       (287,463)
                                                    -----------     -----------

Net loss                                            $(2,539,829)    $(2,616,529)
                                                    ===========     ===========


Net loss per share (Basic and Diluted):

     Loss before extraordinary item                 $     (0.79)    $     (0.79)
                                                    ===========     ===========

     Extraordinary item                             $     (0.04)    $     (0.10)
                                                    ===========     ===========

     Net loss                                       $     (0.83)    $     (0.89)
                                                    ===========     ===========

Weighted average number of shares
     Outstanding (basic and diluted)                  3,312,276       3,207,200
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements



                          DISCAS INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)





                                                                            Retained        Total
                                                             Additional     Earnings     Stockholders'
                                                Common        Paid-in     (Accumulated   (Deficiency
                                                Stock         capital        deficit)       assets)
                                              -----------   -----------   -----------    -----------

April 30, 1997                               $       225   $   822,677   $    28,651    $   851,553

Issuance of common stock                              80     2,577,225          --        2,577,305

Issuance of common stock warrants                   --          59,419          --           59,419

Issuance of common stock for convertible
  promissory note                                     16       999,984          --        1,000,000

Net loss for the year ended April 30, 1998          --            --      (2,616,529)    (2,616,529)
                                             -----------   -----------   -----------    -----------

April 30, 1998                               $       321   $ 4,459,305   $(2,587,878)   $ 1,871,748

Issuance of common stock, 20,000 shares                2        49,998          --           50,000

Issuance of common stock, 33,576 shares                3        49,997          --           50,000

Issuance of common stock, 10,000 shares                1        24,999          --           25,000

Issuance of common stock, 10,000 shares                1        14,999          --           15,000

Issuance of common stock, 10,000 shares                1        49,999          --           50,000

Issuance of common stock, 100,000 shares              10        55,809          --           55,819

Net loss for the year ended April 30, 1999          --            --      (2,539,829)    (2,539,829)
                                             -----------   -----------   -----------    -----------

April 30, 1999                               $       339   $ 4,705,106   $(5,127,707)   $  (422,262)
                                             ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements



                          DISCAS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Year ended      April 30,
                                                                    1999           1998
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(2,539,829)   $(2,616,529)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation expense                                           526,560        398,294
     Interest expense                                               169,706          6,875
     Amortization expense                                           201,137         14,940
     Bad debt expense                                                15,976         67,967
     Write off of prepaid expense                                    56,868           --
     Inventory valuation adjustment                                 378,940           --
     Consulting fees                                                   --           10,000
     Deferred financing costs                                          --          145,000
     Extraordinary item - extinguishments of debt                   306,999        287,463
     Forgiveness of debt                                           (128,329)          --
     Changes in assets and liabilities:
         Decrease in accounts receivable                            221,921        267,291
         Decrease in inventory                                      312,776         39,552
         Increase (decrease) in other assets                         21,905        (26,048)
         Increase in prepaid expenses                                  --          (41,269)
         Increase (decrease) in accounts payable                    262,577       (384,732)
         Increase (decrease) in accrued expenses                     68,678        (91,667)
         Increase in related party loan                                --          123,844
         Increase in accrued interest                                  --            2,703
                                                                -----------    -----------

             NET CASH USED BY OPERATING ACTIVITIES                 (124,115)    (1,796,316)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of equipment                               252,998           --
     Acquisition of property & equipment                           (147,383)      (876,659)
                                                                -----------    -----------

             NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       105,615       (876,659)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable                               --       (1,232,673)
     Proceeds from notes payable                                       --          300,050
     Proceeds from common stock and warrants                        245,809      3,479,026
     Payments of offering costs                                        --         (310,154)
     Principal payments on obligations under capital leases        (471,634)       (33,778)
     Principal payments on stockholder loan                            --          (21,000)
     Principal payments on line of credit                          (160,239)      (490,000)
     Proceeds from line of credit                                      --        1,273,023
                                                                -----------    -----------

             NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      (386,064)     2,964,494
                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH                                    (404,564)       291,519

CASH AND EQUIVALENTS, beginning of year                             464,619        173,100
                                                                -----------    -----------

CASH AND EQUIVALENTS, end of year                               $    60,055    $   464,619
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $      --      $      --
    Interest capitalized                                        $   169,706    $     6,875
    Financed acquisitions                                       $      --      $    75,000
    Offering costs                                              $      --      $   611,174
    Issuance of common stock for
       convertible promissory note                              $      --      $ 1,000,000

The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1999


1.       Summary of significant accounting policies

a. Organization

Discas, Inc. produces proprietary plastics, plastic containers and rubber compounds using a variety of recycled and prime materials.

The accompanying consolidated financial statements of Discas, Inc. and Subsidiaries (the "Company") present the accounts of Discas, Inc. and its wholly owned subsidiaries, Christie Products Inc. (CPI) and Discas Southeast, Inc.
(DSI). Intercompany transactions have been eliminated in the consolidation.

On October 3, 1996, Christie Products, Inc. (CPI) was incorporated in the state of Delaware. CPI operates out of New Jersey and manufactures and markets nursery growing pots and other plastic products. The Company suspended operations in New Jersey in 1999 and moved production capability to Connecticut. The Company suspended operations in North Carolina in 1998.

b. Chapter 11 reorganization and subsequent event

On June 4,1999, as a result of a decline in the Company's results of operations reflecting, among other factors, the deterioration in demand and selling prices, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code and subsequently began operating its business as debtor in possession under the supervision of the Bankruptcy Court. A statutory creditors committee was appointed in the Chapter 11 case. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Filing for the purpose of identifying all prepetition claims against the Company.


In the Chapter 11 case, substantially all of the liabilities as of the filing date were subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities were stayed while the Company continued its business operations as debtors in possession. Schedules were filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of April 30, 1999 as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors were investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities were subject to a plan of reorganization, which became effective December 28, 1999.


On April 23, 1999, the Company auctioned off property and equipment in order to settle a capital lease for production equipment. Losses on disposal for this transaction of $306,999 were recognized in 1999.


Due to the filing of the pending plan of reorganization, the management of the Company determined that the goodwill remaining on the books no longer had value and accordingly $186,197 was written off.


Conditions leading to the reorganization of the Company resulted in a difference between the market value of the inventory and the historical cost of the inventory. During the year Management disposed of inventory items that no longer had value, reduced the carrying value of some other inventory items to the market value, and set up an allowance for obsolete inventory. The total expense related to the adjustment of inventory valuation was $378,940.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 1999 and 1998

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

g. Fair value of financial instruments

As of April 30, 1999, the carrying values of the Company's financial instruments that are all held for non-trading purposes, approximated their fair value.

h. Inventory

Inventory is stated at the lower of cost or market as determined by average cost method.

i. Economic dependency

The Company sells a substantial portion of its product to three major customers. For the years ended April 30, 1999 and 1998, sales to those customers were as follows:

                                                 1999              1998
                                                 ----              ----
                   Customer #1                $  149,306        $  823,000
                   Customer #2                   118,905           667,000
                   Customer #3                   114,240           108,000
                                              ----------        ----------
                                              $  382,451        $1,598,000
                                              ==========        ==========

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 1999 and 1998

As of April 30, 1999, accounts receivable from these customers were as follows:

                   Customer #1                $ 42,546
                   Customer #2                  19,060
                   Customer #3                  49,468
                                              --------
                                              $111,074
                                              ========
The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires no collateral from its customers. The Company believes the allowance for doubtful accounts is adequate to absorb estimated uncollectible amounts as of April 30, 1999.

j. Deferred offering costs

Professional fees and other expenses associated with the initial public offering of the Company's common stock were capitalized and subsequently charged against the proceeds of the Company's initial public offering.

k. Net loss per common share

Net loss per share amounts are based on the weighted average number of shares outstanding (3,312,276 in 1999 and 3,207,200 in 1998).

l.       Impact of recently issued accounting standards

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


2.       Property and equipment

As of April 30, 1999, property and equipment consists of the following:

                                                      April 30,
                                                         1999

         Machinery and equipment                    $2,515,335
         Leasehold improvements                        134,707
         Office equipment                              129,983
         Vehicles                                       64,556
         Furniture and fixtures                         19,043
                                                    ----------

         Total property and equipment                2,863,524
         Less:  accumulated depreciation            (1,368,204)
                                                    ----------
         Net property and equipment                 $1,495,420
                                                    ==========

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 1999 and 1998

3.       Inventory

Inventories at April 30, 1999 consist of:

         Finished goods                             $ 53,832
         Raw materials                               231,419
                                                    --------
                                                    $285,251
                                                    ========
4.       Stock option plan

The Company's stock option plan was approved by the Company's Board of Directors and stockholders in February, 1997. This plan was effectively cancelled in April 1999.

The Company applied APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. No options were issued or exercised during the year, and all outstanding options were forfeited.


5.       Income taxes

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. Furthermore, no deferred tax assets have been recorded due to the uncertainty of the Company's ability to utilize the losses.

As of April 30, 1999, the Company had net operating loss carryforwards of approximately $1,743,420 available through the year 2014.


6.       Line of credit and note payable

In June of 1997, the Company concluded a credit arrangement with a bank that provided for a credit line of up to $1,500,000 on a borrowing base consisting of 80% of eligible accounts receivable and 50% of eligible inventory. This credit line bears interest at the bank's prime rate plus 1%. The line of credit is secured by substantially all the business assets of the Company.

The loan agreement with the bank contains various covenants pertaining to working capital and net worth. At April 30, 1999, the Company was in breach of these covenants. In April 1999 the bank called the loan of the Company. As of April 30, 1999, the entire amount borrowed on the credit line ($1,214,776) and term loan ($237,983, see note 9 below) has been included in current liabilities.


7.      Obligations under capital leases

The Company is lessee of certain equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their lease terms or their estimated productive lives.

The Company intends under its plan of reorganization to assign its capital leases to another company, and therefore has classified these leases as current obligations.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1999 and 1998

8.      Related party activity

The President of the Company has made various loans to the Company bearing interest at 6% and has deferred receipt of approximately $101,000 of salary. Interest only is due monthly and the principal is unsecured, subordinated to the Company's bank debt and has no specific repayment terms. The President of the Company forgave deferred salary of approximately $128,000 during the year.

The President of the Company owns an 4% interest in a Limited Liability Company which does business with the Company. For the years ended April 30, 1999 and 1998, sales to the related party amounted to approximately $30,552 and $76,000, and purchases from the related party amounted to approximately $123,048 and $396,000.


9.      Commitments and contingencies

The Company conducts its operations in leased facilities classified as operating leases that expire in various years through 2003. The Company also has an option to extend the leases through 2005.

In addition to annual base rental, the leases require additional payments for maintenance, insurance and taxes. The following is a schedule approximating the future minimum rental payments required under the above operating leases as of:

          April 30, 2000                                               $156,543
                    2001                                                116,040
                    2002                                                 74,100
                    2003                                                 74,100

Rent expense under the aforementioned leases for the years ended April 30, 1999 and 1998 amounted to $356,480 and $328,617, respectively. The Company's reorganization plan anticipates the Company will be relieved of this commitment.

Commencing on August 1, 1997, Mr. Patrick DePaolo, the Company's Chairman of the Board, Chief Executive Officer and President signed a five-year employment agreement ending on July 31, 2002. Pursuant to the agreement, Mr. DePaolo will receive a salary of $175,000 per year during the first three years, with scheduled raises thereafter. The agreement contains a non-competition provision and payment of a bonus in amounts to be determined based on specified performance criteria. The agreement further provides for such other fringe benefits as are customary for a Chief Executive Officer in the industry in which the Company operates.


10.      Outstanding warrants

At April 30, 1999, the Company had outstanding common stock purchase warrants as follows:

           No. of                   Exercise                       Expiration
          Warrants                   Price                            Date
          --------                  --------                       ----------

          135,000                    $2.25                    September 30, 2001
          800,000                    $5.00                    September 13, 2002
          902,000                    $6.25                    September 13, 2002

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.






                                   MANAGEMENT

        The directors and executive officers of the company are follows:

Name                            Age       Position
----                            ---       --------

Patrick A. DePaolo, Sr.         58        Chairman of the Board of Directors
                                          Chief Executive Officer, President and
                                          Chief Financial Officer

Thomas R. Tomaszek              48        Director

John Carroll                    54        Director

Asher Bernstein                 56        Director



         Patrick A. DePaolo, Chairman of the Board of Directors, President, CEO and CFO. Prior to founding Discas in 1985, Mr. DePaolo worked at Uniroyal
Chemical Corp. for 11 years where he has overall responsibility for the development and marketing of thermoplastic elastomers. In 1974, he established Prolastomer, Inc, ("Prolastomer") to develop compounds for footwear, sporting goods and automotive applications. Mr. DePaolo has extensive management experience in the field of plastics compounding and processing and considered a leading technical expert in developing new applications for scrap polymers. He has degrees in Chemical Engineering (B.S.) from the University of Massachusetts at Amherst and Polymer Chemistry (M.S.) from Southern Connecticut State University and has published articles and text book chapters in the field of polymer chemistry. Mr. DePaolo has extensive business experience and has founded or been a partner in several plastics companies including J-Von, Bailey III, Inc., Prolastomer, and NexVal Plastics. Of these, only J-Von remains in existence, and the Company conducts a substantial amount of business with J-Von. See "Certain Transactions" and "Risk Factors - Possible Conflicts of Interest."

         Thomas R. Tomaszek, Director. Mr. Tomaszek has over 20 years management experience in plastics, recycling equipment, design, and operations. In addition to his experience in equipment and facility development, Mr. Tomaszek has held senior marketing positions with 3 plastics manufacturing firms, Rapid Granulator Company, Nelmor Company and Eaglebrook-East. He was also manager of manufacturing operations of Plastics Again, a Genpak and Mobil Corporation joint venture polystyrene recycling facility and, more recently, from post-consumer polyethylene film and plastic bottle recycling plant. From 1993 to 1996 he was Vice President and General Manager of operations at SBU Operations, a recycling equipment manufacturing subsidiary of DelCorp., Inc. Mr. Tomaszek joined Discas in April, 1996.

         John Carroll, Director. Mr. Carroll became a Director of the Company in November, 1996. Mr. Carroll is the founder, Chairman of the Board and Chief Executive Officer of Newgrange Co., a holding company created in 1990, which controls various commercial entities, several of which are in the polymer industry. Prior to founding Newgrange Co., Mr. Carroll served as Chief Financial Officer of Leach and Garner Manufacturing Co., and worked at Arthur D. Little for 12 years as a consultant. Mr. Carroll received an M.B.A. from the Graduate School of Business of Columbia University. Mr. Carroll is currently managing member of J-Von, and a director of Chesterton Co., Leach and Gardner Manufacturing and ATP, Inc. See "Certain Transactions."

         Asher Bernstein, Director. Mr. Bernstein is President and principal of Bernstein Real Estate, a 70 year old company that owns or manages more than 40 commerical buildings in New York City. The form's residential rental division specializes in the rental of luxury apartments in Manhattan. Mr. Bernstein also serves as a Director of AFA Protection Systems, Inc., Director and Treasurer of the Midtown Realty Owners Association, Director of the Fashion District Business Improvement District (BID) and as a Director of the Avenue of the Americas Association. He received a B.A. from New York University and an M.B.A. from the Mantis V, L.L.C., an investor in the Company, and became a Director of the Company in November, 1996.


         All directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. No director receives any fees for his service as such. Messrs. Bernstein and Carroll are independent directors of the Company, and such independent directors constitute the Board's Audit Committee.

Item 10. Executive Compensation.

         No employee of the Company has ever received cash compensation in excess of $100,000 per year. The following Summary Compensation Table sets forth the compensation earned by Patrick A. DePaolo, Sr., the Company's President, Chief Executive Officer and Chairman of the Board of Directors.

                           Summary Compensation Table


                                                     Annual Compensation
                                                     -------------------
                                                    Cash              Other
Name and Principal Position        Year            Salary          Compensation
---------------------------        ----            ------          ------------

Patrick A. DePaolo,                1998           $90,900                0
President, Chief Executive
Officer and Chairman of            1997           $77,739                0
the Board of Directors
                                   1996           $50,402             $2,234(1)


(1)   Deferred compensation.



      The following officers or former officers were granted stock options:


                                                                                    Option Shares    Exercise Price
       Name                       Grant Date        Expiration Date   Option Shares  Exercisable        Per Share
       ----                       ----------        ---------------   ------------- -------------    --------------

Ronald P. Pettirossi
former Chief Financial Officer    10/22/97          10/22/02          10,000              -              $4.125

Thomas R. Tomaszek
Vice President & Director         10/22/97          10/22/02          15,000              -              $4.125

Stephen P. DePaolo
former Vice President             10/22/97          10/22/02          10,000              -              $4.125

Employment Agreements

         Mr. DePaolo serves Chairman of the Board, Chief Executive Officer and President of the Company pursuant to a five year Employment Agreement commencing August 1, 1997 and ending on July 31, 2002. Pursuant to the Agreement, Mr. DePaolo will receive a salary of $175,000 per year during the first 3 years, with scheduled raises thereafter. The Agreement contains a noncompetition provision and provides for payment of a bonus in amounts to be determined by the Board of Directors based upon specified performance criteria. The Agreement further provides for such other fringe benefits as are customary for a Chief Executive Officer in the industry in which the Company operates. The Agreement also provides that if Mr. DePaolo is terminated without cause (as defined in the Agreement) then the Company will continue to pay Mr. DePaolo his scheduled salary through the remaining term of the Agreement, without setoff for new employment by Mr. DePaolo.

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

Name and Address(3)                                          Shares      Percent
                                                          Beneficially
                                                          Owned(1)(2)

Patrick A. DePaolo, Sr.(4)..........................       1,901,731       58.3
Mantis V, L.L.C.(5)                                          457,500       14.0
 c/o Mantis Holdings, Inc.
 250 Park Avenue
 New York, New York 10177...........................
Alan Milton(5)                                               457,500       14.0
 c/o Mantis Holdings, Inc.
 250 Park Avenue
 New York, New York 10177...........................
Asher Bernstein(5)                                           457,500       14.0
 c/o Bernstein Real Estate
 855 Avenue of the Americas
 New York, NY 10001.................................
Christie Enterprises, Inc.                                   160,000        4.9
 80 Market Street
 Kenilworth, New Jersey 07033.......................
Stephen P. DePaolo..................................          30,969        9.5
Thomas R. Tomaszek..................................             -0-
John Carroll........................................             -0-
Ron Pettirossi......................................           3,576        1.1
All officers and directors as a group (7 persons)...       2,041,950       62.6

(1) Except as otherwise noted, the persons named have sole voting and investment power with respect to all shares beneficially owned by them.
(2) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after such date and for purposes of computing the percentage of outstanding shares held by each person or group on a given date, such shares are deemed to be outstanding.
(3) Unless as otherwise indicated, the address of each beneficial owner is c/o Discas, Inc., 567-1 South Leonard Street, Waterbury, CT 06708.
(4) This amount includes 1,546,392 shares held in Patrick A. DePaolo's name, 271,285 shares held in a family limited liability company, warrants to purchase 50,000 shares of Common Stock at $2.25 per share, and 34,054 shares owned by four other stockholders which Mr. DePaolo has the right to vote pursuant to a voting trust for a period of five years.
(5) Alan Milton and Asher Bernstein, directors of the Company, have a beneficial interest in Mantis V, L.L.C. The number of shares includes warrants to purchase 85,000 shares of Common Stock at $2.25 per share. 263,250 of the 364,500 shares owned by Mantis V, L.L.C. are held in a voting trust, granting voting rights to Patrick A. DePaolo for a period of five years. Mr. Bernstein disclaims beneficial ownership of all except 27,000 shares of Common Stock and 13,500 of such warrants.

Item 12. Certain Relationships and Related Transactions.
         The Company is indebted to Patrick A. DePaolo, Sr., the Chairman, Chief Executive Officer, President and controlling stockholder, in the amount of $236,156 for equipment purchase loans made in 1993 and 1995 and partial salary deferrals in fiscal 1996 through 1998. Such loans are accruing interest at rates between 6.00% to 8.00%.


         Patrick A. DePaolo owns 4% of Newgrange, LLC, the parent of J-Von N.A., L.L.C. ("J-Von"), a compounder of thermoplastic elastomers, primarily for the footwear industry, to which the Company sold $671,000 of feedstocks in fiscal 1997 and $76,000 in fiscal 1998, and from which the Company purchased approximately $650,000 of finished goods in fiscal 1997 and $396,000 in fiscal 1998. The Company has a non-competition agreement with J-Von pursuant to which the Company and J-Von have each agreed not to make sales of virgin styrenic SBS and SEBS thermoplastic elastomers to certain principal customers of the other. The business of J-Von may be considered to be competitive with the TPE product lines of the Company. Mr. DePaolo is a director of, but does not have a management function with, Newgrange, LLC, which is privately held. John Carroll, a director of the Company, is a managing member of Newgrange, LLC and J-Von N.A. LLC.

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

Item 13. Exhibit and Report on Form 8-K.

         (b) Reports on Form 8-K.

         Item 4 Changes in Registrant's Certifying Accountant

                On April 17, 2001, the Company filed a Current Report on Form 8-K to report that changed their Certifying Accountant from Tom River of Jump, Scutellaro and Company to Steve Simonet, C.P.A., of Gerstle, Rosen and Simonet.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DISCAS, INC.


                                           /s/ Patrick A. DePaolo, Sr.
                                           Patrick A. DePaolo, Sr.
                                           Chairman of the Board, President,
                                           Chief Executive Officer and CFO


                                     Dated: April 10, 2001
                                           -----------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Patrick A. DePaolo, Sr.
---------------------------
Patrick A. DePaolo, Sr.
President, Chairman of the Board
Chief Executive Officer and CFO


Dated:  April 10, 2001
        -----------------------------


/s/ Asher Bernstein                        /s/ John Carroll
-------------------                        ----------------
Asher Bernstein                            John Carroll
Director                                   Director


Dated:  April 10, 2001                     Dated:  April 10, 2001
        -----------------------------              -----------------------------



/s/ Thomas R. Tomaszek
----------------------
Thomas R. Tomaszek
Director


Dated:  April 10, 2001
        -----------------------------