Form 10QSB
period 1999-07-31
DISCAS INC
filed 2001-04-17
CIK 786364

DISCAS, INC.



                          Filing Type: 10QSB
                          Description: Quarterly Report
                          Filing Date: April 17, 2001
                           Period End: July 31, 1999


                     Primary Exchange: Boston Stock Exchange
                                  Ticker: DSCS


                                Table of Contents



--------------------------------------------------------------------------------



                                      10QSB
Consolidated Balance Sheet.....................................................3
Consolidated Statements of Operation...........................................4
Consolidated Statements of Cash Flows..........................................5
Notes to Consolidated Financial Statements.....................................6
Management's Discussion, Extraordinary Item....................................7
Results of Operations..........................................................8
Liquidity and Capital Resources................................................9
Management....................................................................10
Employment Agreements.........................................................11
Signatures....................................................................11

                                      EX-27

Exhibit 27 Table..............................................................12

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 31, 1999
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of July 31, 1999 was 3,390,776.

         Transitional Small Business Disclosure Format (check one)

                                                           |_|  Yes      |X|  No

                          DISCAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   July 31,       April 30,
                                                    1999           1999
                                                 (UNAUDITED)     (AUDITED)

                               ASSETS

Current assets:
     Cash and cash equivalents                   $  213,473     $   60,055
     Accounts receivable, net of allowance for
         doubtful accounts of $51,415               468,027        671,399
     Inventory, net of allowance for
         obsolescence of $75,000                    138,312        285,251
     Prepaid expenses                                 2,664           --
                                                 ----------     ----------

         Total current assets                       822,476      1,016,705

Property and equipment (net)                      1,430,087      1,495,420

Other assets
     Deposits and other assets                       50,153         37,453
                                                 ----------     ----------

                                                 $2,302,716     $2,549,578
                                                 ==========     ==========



                  LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities:
     Accounts payable                            $ 1,177,551    $ 1,112,739
     Accrued expenses                                123,612        207,455
     Line of credit                                1,251,441      1,214,776
     Obligations under capital leases                 74,981         86,575
     Note payable                                    220,333        237,983
                                                 -----------    -----------

         Total current liabilities                 2,847,918      2,859,528

Related party loans                                  112,312        112,312
                                                 -----------    -----------

Deficiency in assets:
     Common stock, par value $.0001 per share:
         authorized 20,000,000 shares, 3,390,776
         shares issued and outstanding                   339            339
     Additional paid in capital                    4,705,106      4,705,106
     Accumulated deficit                          (5,362,959)    (5,127,707)
                                                 -----------    -----------

         Total deficiency in assets                 (657,514)      (422,262)
                                                 -----------    -----------

                                                 $ 2,302,716    $ 2,549,578
                                                 ===========    ===========




The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three           Three
                                               Months ended    Months ended
                                                 July 31,        July 31,
                                                   1999           1998


Sales                                          $   657,013    $ 1,374,346

Cost of sales                                      573,685      1,104,025
                                               -----------    -----------

     Gross profit                                   83,328        270,321

Selling, general and administrative expenses       294,873        293,669
                                               -----------    -----------

     Loss from operations                         (211,545)       (23,348)
                                               -----------    -----------

Other income (expense):
     Gain on sale of fixed assets                     --           18,000
     Interest expense                               23,707        (40,140)
                                               -----------    -----------

     Net other expense                             (23,707)       (22,140)
                                               -----------    -----------

Net loss                                       $  (235,252)   $   (45,488)
                                               ===========    ===========


Average number of shares outstanding             3,390,776      3,234,904
                                               ===========    ===========

Net loss per share (Basic and Diluted):        $     (0.07)   $     (0.01)
                                               ===========    ===========












The accompanying notes are an integral part of these financial statements


                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three months ended July 31,
                                                                  1999         1998
                                                                ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(235,252)   $ (45,488)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation expense                                          84,714       93,942
     Interest expense                                              36,665         --
     Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable               203,372     (244,367)
         Decrease in inventory                                    146,939       43,767
         Increase in other assets                                 (12,700)     (26,523)
         (Increase) Decrease in prepaid expenses                   (2,664)      10,662
         Increase in accounts payable                              79,485       51,703
         Decrease in accrued expenses                             (98,517)     (33,943)
                                                                ---------    ---------

             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     202,042     (150,247)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on other asset                                         --        (15,861)
     Acquisition of property & equipment                          (19,380)     (56,828)
                                                                ---------    ---------

             NET CASH USED BY INVESTING ACTIVITIES                (19,380)     (72,689)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable                          (19,102)     (25,899)
     Proceeds from common stock and warrants                         --        100,000
     Principal payments on obligations under capital leases       (10,142)     (19,197)
     Principal payments on line of credit                            --       (100,000)
                                                                ---------    ---------

             NET CASH PROVIDED BY FINANCING ACTIVITIES            (29,244)     (45,096)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH                                   153,418     (268,032)

CASH AND EQUIVALENTS, beginning of period                          60,055      464,619
                                                                ---------    ---------

CASH AND EQUIVALENTS, end of period                             $ 213,473    $ 196,587
                                                                =========    =========


SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $    --      $    --
    Interest capitalized                                        $  36,665    $    --
    Issuance of common stock for
       Services rendered                                        $    --      $  45,819
    Issuance of warrants for
       services rendered                                        $    --      $  10,000



The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 1999

1.       Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow. All adjustments are of a normal and recurring nature.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Certain 1998 amounts have been reclassified to confirm to the 1999 presentation.

2.       Reorganization subsequent to bankruptcy

On June 4, 1999, as a result of a decline in the Company's results of operations reflecting, among other factors, the deterioration in demand and selling prices, the Company filed A petition for reorganization under Chapter 11 of the United States Bankruptcy Code and subsequently began operating its business as debtor in possession under the supervision of the Bankruptcy Court.

3.       Inventory

Inventory is stated at the lower of cost or market as determined by the average cost method.

Inventories consist of the following:
                                                       July 31,    April 30,
                                                        1999        1999

         Finished goods                               $  24,900    $  53,832
         Raw materials                                  113,412      231,419
                                                      ---------    ---------
                                                      $ 138,312    $ 285,251
                                                      =========    =========
4.       Property and equipment

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

Property and equipment consist of the following:
                                                       July 31,     April 30,
                                                        1999          1999

         Machinery and equipment                     $2,534,716     $2,515,335
         Leasehold improvements                         100,615        134,707
         Office equipment                               129,983        129,983
         Vehicles                                        64,556         64,556
         Furniture and fixtures                          19,042         19,043
                                                     ----------     ----------
 Total property and equipment                         2,848,912      2,863,624
         Less:  accumulated depreciation             (1,418,825)    (1,368,204)
                                                     ----------     ----------
         Net property and equipment                  $1,430,087      1,495,420
                                                     ==========     ==========

5.       Economic dependency

In the quarter ended July 31, 1999, two customers accounted for approximately 19% of sales (11% and 8%, respectively).



                           DISCAS, INC  JULY 31, 1999 10-QSB

                           MANAGEMENT'S DISCUSSION and

                           ANALYSIS of FINANCIAL CONDITION and

                           RESULTS of OPERATIONS



EXTRAORDINARY ITEM

On May 26, 1999, the Company's lending bank notified the company of its election to exercise its rights and remedies as a secured party under certain loan agreements, to take possession of its collateral at the Waterbury, Connecticut plant and headquarters of Discas, Inc. The decline in the Company's results of operations reflecting, among other factors, the deterioration in demand and selling prices was cited along with the uncertainty of adequate working capital resources and future operating profits.

On May 28, 1999 the Board of Directors of Discas, Inc. authorized the President of the Company to secure immediate legal advise, and, if so advised, to file a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. On June 4, 1999 the Company filed for Chapter 11 reorganization in New Haven, Connecticut bankruptcy court. Management was advised by counsel that this action was necessary in order to prevent a complete and immediate shut-down of the company, which would not be in the best interests of the unsecured creditors, stockholders and customers who rely on Discas as their sole source of specialty rubber compounds for military and aerospace applications, or proprietary horticulture containers specified for use in automatic planting systems.

The Company began operating its business as debtor in possession under the supervision of the Bankruptcy Court in June, 1999. The Company has met all requirements, including preservation of secured party collateral, to operate the Company as debtor in possession through the period ended July 31, 1999. There can no assurance that the Company will be able to continue to meet requirements to operate as debtor in possession in the future. The Company will continue to file motions and financial and operating reports with the Bankruptcy Court, U.S. Trustee and other parties as required.

The Company has initiated a revised business plan to further consolidate operations and significantly reduce variable costs and fixed overhead with the objective of returning the Company to profitability as soon as possible. The
Company currently has sub-contracted production of more than a dozen Christie containers with local custom molders in order to maintain critical supply continuity following the recent shutdown of the New Jersey molding plant. The revised business plan calls for reductions in non-production personnel and relocation of Christie container production from sub-contractors to the Company's Waterbury, Connecticut plant. The Company will utilize leased molding equipment and other molding equipment previously held in Waterbury storage, which are currently being installed for August, 1999 start-up. Higher profit margins from container sales are anticipated when in-house molding begins.

RESULTS OF OPERATIONS

Due to the Chapter 11 filing and motions contested by the secured lender, the Company was not able to secure funding approval from the Bankruptcy Court for a complete audit of the fiscal year ended April, 1999 results. A partial funding approval was obtained to have current auditors complete an audit of inventory as of July 31, 1999. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow. The results of operations for the interim period are not necessarily indicative of the results expected for the full year.

THREE-MONTH PERIODS ENDING JULY 31, 1999 and 1998

Sales decreased by $717,333, or approximately 52.2%, to $657,013 for the three month period ended July 31, 1999, as compared to $1,374,346 for the three month period ended July 31, 1998.The reduction in sales is attributed to the shutdown of the New Jersey molding plant in April, 1999, which was in full production in the quarter ended July, 1998, as well as the Company's decision to exit the commodity recycled plastics market. Additional sales were lost during the quarter ended July 31, 1999 due to delays in production start-up at three sub-contractors molding facilities. Lower sales also resulted from severe working capital restraints associated with operating the business as debtor in possession. Inventory levels were minimized causing some loss in seasonal orders due to missed delivery dates.


Cost of goods sold decreased by $530,340, or approximately 48%, to $573,685 for the three-month period ended July 31, 1999, as compared to $1,104,025 for the three-month period ended July 31, 1998. The decrease in cost of goods sold was attributed to the reduced sales volume. Cost of goods sold as a percentage of sales was approximately 87.3% for the three-month period ended July 31, 1999, including higher than standard costs due to the use of sub-contractors during this transition period. This compares with the cost of goods sold as a percentage of sales of approximately 80.3% for the three-month period ended July 31, 1998.

Gross profits decreased by $186,993 to $83,328 for the three months ended July 31, 1999, as compared with a gross profit of $270,321 for the three month period ended July 31, 1998. The decrease in gross profit is attributable to the decrease in sales for the period as well as higher COGS associated with the use of sub-contractor manufacturing.

Selling, general and administrative costs increased by $1,204to $211,545 for the three month period ended July 31, 1999, as compared to a loss of $23,348 for the three month period ended July 31, 1998. The operating loss increase was attributable to the reduced sales level without an accompanying proportional reduction in SG&A costs, as described above.

Net loss increased by $189,764 of approximately 417%, to $235,252 for the three month period ended July 31, 1999, as compared to a net loss of $45,488 for the three month period ended July 31, 1998. The net loss for the period ended July 31, 1999 included a $75,000 adjustment for inventory obsolescence.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations for the three-month period ended July 31, 1999 produced severely depressed results primarily due to the gap in production and sales associated with the closing of the New Jersey molding plant and the disruption in operations caused by the calling of the lender loans and subsequent Chapter 11 filing by the Company. Management's activities in June and July of 1999 were concentrated on efforts to meet requirements and present and support motions to the Bankruptcy Court to allow the Company to operate as debtor in possession until a plan of reorganization could be developed. Results were also negatively impacted by the installation and start-up costs in July, 1999 of molding machines at the Company's Waterbury plant.

High account receivable collections and low cash payments while operating under the supervision of the Bankruptcy Court during the three-month period ended July 31, 1999 resulted in an increase in cash from $60,055 on April 30, 1999 to $213,473 on July 31, 1999.

The Company has not been successful to date in obtaining financing for its operations and it is doubtful that traditional lenders will agree to provide alternate financing while the company is in Chapter 11. There can be no assurance that the Company will produce enough profits and working capital to continue operations as debtor in possession or otherwise. Management's primary short term goal is to stabilize operations to the extent necessary to continue operating as debtor in possession by meeting all financial and legal requirements of the Bankruptcy Court and secured lender.

Management believes that a consolidated molding operation combined with the small but profitable specialty rubber compounds business can be a profitable entity if run efficiently at the Waterbury, Connecticut facility. A tentative plan of reorganization is being developed to determine the feasibility of such an operating plan under the current Company legal structure.

As disclosed in Form 10-KSB of fiscal year ended April 31, 1999, Discas securities were moved from the NASDAQ SmallCap Market to the OTC Bulletin Board on February 9, 1999. On February 24, 1999, the Company submitted a request for review of the Qualifications Hearing Panel decision. The Company is awaiting the Review Panel's response. There is no assurance that Discas securities will be reinstated for NASDAQ listing, which could adversely impact the Company's ability to raise additional equity capital. Additionally, the lack of approval by the Bankruptcy Court and secured lender to appropriate funds for a full audit for the fiscal year ended April 30, 1999 may eventually jeopardize trading of Discas, Inc. common stock on both the OTC and SmallCap markets. Management will file requests for extensions for audited reports until the matter of auditor funding is resolved. There is no assurance that trading of the Company's common stock will continue if audited reports are not submitted in a timely manner.




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


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





                                                      DISCAS, INC.
                                                      Registrant





Date:  April  10, 2001                       By /s/ Patrick A. DePaolo, Sr.
                                            ------------------------------------
                                            Patrick A. DePaolo, Sr.
                                            Chairman, President and CEO