Form 10QSB
period 1999-10-31
DISCAS INC
filed 2001-04-17
CIK 786364

DISCAS INC.



                               Filing Type: 10QSB
                               Description: Quarterly Report
                               Filing Date: April 17, 2001
                                Period End: October 31, 1999


                          Primary Exchange: Boston Stock Exchange
                                    Ticker: DSCS


                                Table of Contents



--------------------------------------------------------------------------------



                                     10-QSB

Consolidated Balance Sheet.....................................................3
Consolidated Statements of Operation...........................................4
Consolidated Statements of Cash Flows..........................................5
Notes to Consolidated Financial Statements.....................................6
Management's Discussion, Extraordinary Item....................................7
Results of Operations..........................................................8
Liquidity and Capital Resources................................................9
Management....................................................................10
Employment Agreements.........................................................11
Signatures....................................................................12

                                      EX-27

Exhibit 27 Table..............................................................13

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   October 31, 1999
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of October 1999 was 3,390,776.

         Transitional Small Business Disclosure Format (check one)

                                                           |_|  Yes      |X|  No

                          DISCAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     OCTOBER 31,     APRIL 30,
                                                       1999           1999
                                                    (UNAUDITED)     (AUDITED)

                               ASSETS

Current assets:
     Cash and cash equivalents                     $    57,590    $    60,055
     Accounts receivable, net of allowance for
         doubtful accounts of $51,415                  461,711        671,399
     Inventory, net of allowance for
         obsolescence of $75,000                       203,176        285,251
     Prepaid expenses                                   29,852           --
                                                   -----------    -----------

         Total current assets                          752,329      1,016,705

Property and equipment (net)                         1,360,686      1,495,420

Other assets
     Deposits and other assets                          50,153         37,453
                                                   -----------    -----------

                                                   $ 2,163,168    $ 2,549,578
                                                   ===========    ===========



                      LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities:
     Accounts payable                              $ 1,161,845    $ 1,112,739
     Accrued expenses                                  142,362        207,455
     Line of credit                                  1,212,644      1,214,776
     Obligations under capital leases                   63,524         86,575
     Note payable                                      212,841        237,983
                                                   -----------    -----------

         Total current liabilities                   2,793,216      2,859,528

Related party loans                                    112,312        112,312
                                                   -----------    -----------

Deficiency in assets:
     Common stock, par value $.0001 per share:
         authorized 20,000,000 shares, 3,390,776
         shares issued and outstanding                     339            339
     Additional paid in capital                      4,705,106      4,705,106
     Accumulated deficit                            (5,447,805)    (5,127,707)
                                                   -----------    -----------

         Total deficiency in assets                   (742,360)      (422,262)
                                                   -----------    -----------

                                                   $ 2,163,168    $ 2,549,578
                                                   ===========    ===========



The accompanying notes are an integral part of these financial statements.



                          DISCAS, INC. AND SUBSIDUARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three        Three        Nine         Nine
                                        Months ended Months ended Months ended Months ended
                                         October 31,  October 31,  October 31,  October 31,
                                              1999          1998         1999         1998

Sales                                    $    834,034  $  1,229,330  $ 1,491,051  $ 2,568,950

Cost of Sales                            $    585,107  $    953,963  $ 1,158,792  $ 2,041,403
                                         ------------  ------------  -----------  -----------

   Gross profit                          $    248,931  $    275,367  $   332,259  $   527,547

Selling, general and administration
Expenses                                 $    293,770  $    381,197  $   588,643  $   675,052
                                         ------------  ------------  -----------  -----------

   Loss from operations                  $    (44,839)  $  (105,830) $  (256,384) $  (147,505)
                                         ------------  ------------  -----------  -----------

Other income (expense) :
   Gain on sale of fixed assets                     -        25,006            -       43,006
   Interest expense                      $    (40,007)  $   (28,881) $   (63,717) $   (69,022)
                                         ------------  ------------  -----------  -----------

   Net other income (expense)            $    (40,007)  $    (3,875) $   (63,717) $   (26,016)
                                         ------------  ------------  -----------  -----------

(Loss) before extraordinary item         $    (84,846)  $  (109,705) $  (320,097) $  (173,521)
                                         ------------  ------------  -----------  -----------

Extraordinary item:
   Forgiveness of debt                   $          -  $    123,844 $          -  $   123,844
                                         ------------  ------------  -----------  -----------

Net income (loss)                        $    (84,846) $     14,139  $  (320,097) $   (49,677)
                                         ============  ============  ===========  ===========


Average number of shares outstanding        3,390,776     3,260,776    3,390,776    3,247,840
                                         ============  ============  ===========  ===========

Net loss per share (Basic and Diluted) :
   Loss before extraordinary items              (0.03)        (0.03)       (0.09)      (0.05)
   Extraordinary item:
      Forgiveness of debt                        0.00          0.03         0.00        0.03
                                         ------------  ------------  -----------  -----------
Net loss                                 $      (0.03)  $     (0.00) $     (0.09) $     (0.02)
                                         ============  ============  ===========  ===========







The accompanying notes are an integral part of these financial statements


                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six months ended October 31,
                                                                  1999         1998
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                     $ (320,097)   $ (49,677)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation expense                                         163,906      181,240
     Interest expense                                              76,672         --
     Extraordinary item - forgiveness of debt                        --       (123,844)
     Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable               209,688      (57,222)
         Decrease (Increase) in inventory                          82,075      (21,582)
         Increase in other assets                                 (12,700)     (64,722)
         Increase in prepaid expenses                             (29,852)     (16,023)
         Increase in accounts payable                              63,779       53,717
         Decrease in accrued expenses                             (79,767)     (27,651)
                                                                ---------    ---------

             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     153,704     (125,764)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on other asset                                         --        (79,978)
     Acquisition of property & equipment                          (29,172)     (75,255)
                                                                ---------    ---------

             NET CASH USED BY INVESTING ACTIVITIES                (29,172)    (155,233)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable                          (34,086)     (62,210)
     Principal payments on obligations under capital leases       (11,457)     (36,881)
     Other                                                           --         71,578
     Principal payments on line of credit                         (81,454)    (100,000)
     Proceeds from line of credit                                    --        100,000
                                                                ---------    ---------

             NET CASH USED BY FINANCING ACTIVITIES               (126,997)     (27,513)
                                                                ---------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                               (2,465)    (308,510)

CASH AND EQUIVALENTS, beginning of period                          60,055      464,619
                                                                ---------    ---------

CASH AND EQUIVALENTS, end of period                             $  57,590    $ 156,109
                                                                =========    =========


SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $    --      $    --
    Interest capitalized                                        $  76,672    $    --
    Issuance of common stock for
       Services rendered                                        $    --      $  45,819
    Issuance of warrants for
       services rendered                                        $    --      $  10,000

The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1999

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

3.       Inventory

Inventory is stated at the lower of cost or market as determined by the average cost method.

Inventories consist of the following:
                                                October 31,     April 30,
                                                   1999         1999

         Finished goods                         $   65,100     $ 53,832
         Raw materials                             138,076      231,419
                                                 ---------     --------
                                                 $ 203,176     $285,251
                                                 =========     ========

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

Property and equipment consist of the following:
                                                October 31,    April 30,
                                                   1999           1999

         Machinery and equipment                $2,544,507     $2,515,335
         Leasehold improvements                    134,707        134,707
         Office equipment                          129,983        129,983
         Vehicles                                   64,556         64,556
         Furniture and fixtures                     19,043         19,043
                                                ----------     ----------

         Total property and equipment            2,892,796      2,863,624
         Less:  accumulated depreciation        (1,532,110)    (1,368,204)
                                                ----------     ----------
         Net property and equipment             $1,360,686     $1,495,420
                                                ==========     ==========

5.       Economic dependency

In the quarter ended October 31, 1999, two customers accounted for approximately 31% of sales (18% and 13%, respectively).




                      DISCAS, INC. OCTOBER 31, 1999 10-QSB

                      MANAGEMENT'S DISCUSSION and

                      ANALYSIS of FINANCIAL CONDITION and

                      RESULTS OF OPERATIONS


EXTRAORDINARY ITEM

On May 26, 1999 the Company's lending bank notified the Company of its election to exercise its rights and remedies as a secured party under certain loan agreements, to take possession of its collateral at the Waterbury, Connecticut plant and headquarters for Discas, Inc.

On June 4, 1999 the Company filed for Chapter 11 reorganization in the New Haven, Connecticut Bankruptcy Court. Management was advised by counsel that this action was necessary in order to prevent a complete and immediate shut-down of the Company, which would not be in the best interests of unsecured creditors, stockholders and customers who rely on Discas as their sole source of supply of various proprietary compounds and horticultural containers.

DISCAS, INC. produces plastic horticultural containers, specialty rubber compounds and recycled plastics compounds using a variety of prime and recycled materials. The Company has utilized its extensive experience in polymer technology to produce proprietary formulations used in the manufacturing of products in the horticulture, packaging, footwear, aeronautic, automotive and consumer product sectors.

The Company began operating its business as debtor in possession under the supervision of the Bankruptcy Court in June, 1999. The Company has met all requirements, including preservation of secured party collateral, to operate the Company as debtor in possession through the period ended October 31, 1999. There can be no assurances that the Company will be able to continue to meet requirements to operate as debtor in possession in the future. The Company will continue to file motions and financial and operating reports with the Bankruptcy Court, U.S. Trustee and other parties as required.

During the three-month period ended October 31, 1999 the Company completed a plan to consolidate operations at its Waterbury, Connecticut plant by relocating previously sub-contracted container molds to this plant and starting up four leased molding machines and one molding machine which the Company had stored at the plant in anticipation of eventual use. Although these machines were started up during a slow sales season for horticultural containers, their use is expected to reduce cost of goods compared with sub-manufacturing costs, and help return the Company to profitability when higher sales levels are achieved. The Company's profitability during the three-month period ended October 31, 1999 was adversely impacted by significant price increases for sub-contractor molding services, due to inexperience and subsequent inefficiencies in running specialized Christie molds.

Efforts to obtain new financing during the three-month period ended October 31, 1999 failed and the Board of Directors concluded that absent new financing, the Company would not be able to meet the financial requirements to continue operating as debtor in possession when the slower winter sales season arrived, typically in the December to February period. Management was directed to present an alternate plan to prevent involuntary loss of debtor in possession status and likely total liquidation of Company assets, including any potential future value to stockholders derived from the public company trading status of Discas, Inc.

Management has developed an Alternate Plan based on an offer from NEWCO, a joint venture between First Day Corporation, one of the sub-contractor custom molders, and Pastanch, LLC the lessor of molding equipment used by the Company in its Waterbury plant, to purchase the Christie product line molds and business assets. NEWCO has offered to name the Company exclusive sales agent for a minimum of two years. The secured lender holds the molds as collateral and has joined the discussions pursuant to a proposal by the Company in its Alternate Plan to voluntarily surrender its assets and abandon efforts to continue operating the Company as debtor in possession by December 31,1999.

In return, the Company would be allowed to continue as a public entity and would restructure as a marketing and technical services business with no hard assets. The proposed plan would allow the stockholders of the Company to retain an equity interest in a publicly traded company with potential future value.

RESULTS OF OPERATIONS

Due to the Chapter 11 filing and motions contested by the secured lender, the Company has not secured funding approval from the Bankruptcy Court for a complete audit of the fiscal year ended April, 1999 results. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and in the opinion of the Company included all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow. The results of operations for the interim period are not necessarily indicative of the results expected for the full year.


THREE-MONTH PERIODS ENDING OCTOBER 31, 1999 AND 1998

Sales decreased by $395,292, or approximately 32.1%, to $834,038 for the three-month period ended October 31, 1999, as compared to $1,229,330 for the three-month period ended October 31, 1998. The reduction in sales is attributable to the shutdown of the New Jersey molding plant in April, 1999, start-up delays in production at the Waterbury, Connecticut molding plant and the Company's decision to exit the commodity recycled plastics market. Lower sales also resulted from working capital restraints associated with operating the business as debtor in possession. Inventory levels were minimized causing some loss in seasonal sales orders due to missed delivery dates.

Cost of goods sold decreased by $368,856, or approximately 38.1%, to $585,107 for the three-month period ended October 31, 1999, as compared to $953,963 for the three-month period ended October 31, 1998. The decrease in cost of goods sold was attributed to the reduced sales volume and higher manufacturing margins resulting form in-house processing versus sub-contractor costs.

Cost of goods sold as a percentage of sales was approximately 70% for the three-month period ended October 31, 1999. This compares with the cost of goods sold as percentage of sales of approximately 77.6% for the three-month period ended October 31, 1998.

Gross profits decreased by $26,436 to $248,931 for the three-month period ended October 31, 1999, as compared with a gross profit of $275,367 for the Three-month period ended October 31, 1998.

Gross profit as a percent increased to 29.8% for the three-month period ended October 31,1999, as compared with gross profit of 22.4% for the three-month period ended October 31, 1998.

Selling, general and administrative costs decreased by $87,427 or approximately 22.9%, to $293,770 for the three-month period ended October 31, 1999 as compared to $381,197 for the three-month period ended October 31, 1998.

Operating loss decreased by $60,991 or approximately 57.6%, to $44,839 for the three-month period ended October 31, 1999, as compared to a loss of $105,830 for the three-month period ended October 31, 1998. The operating loss decrease was attributable to reduced manufacturing costs and reduced SG&A costs.

Net loss decreased by $24,859 or approximately 22.7%, to $84,846 for the three-month period ended October 31, 1999, as compared to a net loss of $109,705, before an extraordinary credit for forgiveness of debt, for the three-month period ended October 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations for the three-month period ended October 1999 produced marginally improved results compared with the previous quarter. Management's activities in this quarter were concentrated in efforts to meet requirements of the Bankruptcy Court to allow the Company to continue operating as debtor in possession, and to develop a Plan of Reorganization for presentation in November, 1999. The company met all requirements to continue operating as debtor in possession for the period ended October 31, 1999. The company has not been successful to date in obtaining financing for its operations and it is doubtful that traditional lenders will agree to provide alternate financing while the Company is in Chapter 11. There can be no assurance that the Company will produce profits and working capital to continued operations as debtor in possession or otherwise. Management's primary short term goal has been to stabilize operations to the extent necessary to continue operating as debtor in possession.

Management believes that this task will be difficult to accomplish during the upcoming slow winter sales season due to reduced projected sales to offset overhead. A tentative Plan of Reorganization has been developed to preserve stockholder equity, which would potentially be wiped out if the Company is forced into liquidation for the benefit of the secured lender. As disclosed in the 10-KSB for the fiscal year ended April 30, 1999, Discas securities were moved from the NASDAQ SmallCap Market to the OTC Bulletin Board on February 9, 1999. On February 24, 1999, the Company submitted a request for review of the Qualifications Hearing Panel decision. The Company is awaiting the Review Panel's response. There is no assurance that Discas will be reinstated for NASDAQ listing, which could adversely impact the Company's ability to raise additional equity capital. Additionally, the lack of approval by the Bankruptcy Court and secured lender to appropriate funds for a full audit for the fiscal year ended April 30, 1999 may eventually jeopardize trading of Discas, Inc. common stock on both the OTC and SmallCap markets. Management will file requests for extensions for audited reports until the matter of auditor funding is resolved. There is no assurance that trading of the Company's common stock will continue if audited reports are not submitted in a timely manner.

There are no assurances that the Company's Plan of Reorganization will be approved or that a modified Plan will preserve the equity interests and trading status of Discas, Inc. common stock for current stockholders.




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



   Patrick A. DePaolo, Chairman of the Board of Directors, President, CEO and CFO. Prior to founding Discas in 1985, Mr. DePaolo worked at Uniroyal Chemical Corp. for 11 years where he has overall responsibility for the development and marketing of thermoplastic elastomers. In 1974, he established Prolastomer, Inc., ("Prolastomer") to develop compounds for footwear, sporting goods and automotive applications. Mr. DePaolo has extensive management experience in the field of plastics compounding and processing and considered a leading technical expert in developing new applications for scrap polymers. He has degrees in Chemical Engineering (B.S.) from the University of Massachusetts at Amherst and Polymer Chemistry (M.S.) from Southern Connecticut State University and has published articles and text book chapters in the field of polymer chemistry. Mr. DePaolo has extensive business experience and has founded or been a partner in several plastics companies including J-Von, Bailey III, Inc., Prolastomer, and NexVal Plastics. Of these, only J-Von remains in existence, and the Company conducts a substantial amount of business with J-Von. See "Certain Transactions" and "Risk Factors - Possible Conflicts of Interest."

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

                                       SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





                                                      DISCAS, INC.
                                                      Registrant





Date:  April 10, 2001                       By /s/ Patrick A. DePaolo, Sr.
                                            ------------------------------------
                                            Patrick A. DePaolo, Sr.
                                            Chairman, President CEO and CFO