Form 10QSB
period 2000-01-31
DISCAS INC
filed 2001-04-17
CIK 786364

DISCAS, INC.



                             Filing Type:  10QSB
                             Description:  Quarterly Report
                             Filing Date:  April 10, 2001
                              Period End:  January 31, 2000


                        Primary Exchange:  Boston Stock Exchange
                                  Ticker:  DSCS


                                Table of Contents



--------------------------------------------------------------------------------



                                     10-QSB

Consolidated Balance Sheet.....................................................3
Consolidated Statements of Operation...........................................4
Consolidated Statements of Cash Flows..........................................5
Notes to Consolidated Financial Statements.....................................6
Management's Discussion, Extraordinary Item....................................6
Results of Operations..........................................................7
Liquidity and Capital Resources................................................8
Management.....................................................................9
Employment Agreements.........................................................10
Signatures....................................................................10

                                      EX-27

Exhibit 27 Table..............................................................11

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   January 31, 2000
                               -------------------------------------------------

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

         The number of shares outstanding of the issuer's single class of common stock as of July 31, 1999 was 3,290,776.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No

                          DISCAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        January 31,   April 30,
                                                           2000         1999
                                                        (UNAUDITED)    (AUDITED)

                               ASSETS

Current assets:
     Cash and cash equivalents                          $   11,041   $   60,055
     Accounts receivable, net of allowance for
         doubtful accounts of $0 and $51,415                24,429      671,399
     Inventory, net of allowance for
         obsolescence of $75,000                              --        285,251
                                                        ----------   ----------

         Total current assets                               35,470    1,016,705

Property and equipment (net)                                  --      1,495,420

Other assets
     Deposits and other assets                                 179       37,453
                                                        ----------   ----------

                                                        $   35,649   $2,549,578
                                                        ==========   ==========



          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
     Accounts payable $                                     19,888   $1,112,739
     Accrued expenses                                       13,952      207,455
     Line of credit                                           --      1,214,776
     Obligations under capital leases                         --         86,575
     Note payable                                             --        237,983
                                                        ----------   ----------

         Total current liabilities                          33,840    2,859,528

Related party loans                                           --        112,312
                                                        ----------   ----------

Stockholders' equity (deficiency in assets):
  Common stock, par value $.0001 per  share:
    authorized 20,000,000 shares, 3,390,776
    shares issued and outstanding                            339            339
  Additional paid in capital                           4,705,106      4,705,106
  Accumulated deficit                                 (4,703,636)    (5,127,707)
                                                     -----------    -----------

 Total stockholders' equity (deficiency in assets)         1,809       (422,262)
                                                     -----------    -----------

                                                     $    35,649    $ 2,549,578
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.



                          DISCAS, INC. AND SUBSIDUARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three         Three         Nine          Nine
                                          Months ended  Months ended  Months ended  Months ended
                                           January 31,   January 31,   January 31,   January 31,
                                               2000          1999         2000          1999

Sales                                      $   256,120   $   719,866  $ 1,747,171   $ 3,288,815

Cost of Sales                              $   189,792   $   697,739  $ 1,348,584   $ 2,765,808
                                           -----------   -----------  -----------   -----------

   Gross profit                            $    66,328   $    22,127  $   398,587   $   523,007

Selling, general and administration
Expenses                                   $   205,624   $   332,937  $   794,267   $   981,329
                                           -----------   -----------  -----------   -----------

   Loss from operations                    $  (139,296)  $  (310,810) $  (395,680)  $  (458,322)
                                           -----------   -----------  -----------   -----------

Other income (expense) :
   Gain on sale of fixed assets                      -             -            -        43,006
   Interest expense                        $   (19,009)  $   (35,506  $   (82,723)  $  (104,528)
                                           -----------   -----------  -----------   -----------

   Net other income (expense)              $   (19,009)  $   (35,506) $   (82,723)  $   (61,522)
                                           -----------   -----------  -----------   -----------

(Loss) before extraordinary item           $  (158,305)  $  (346,316) $  (478,403)  $  (519,844)

Extraordinary items:
   Bankruptcy reorganization               $   902,474  $         -   $   902,474   $         -
   Forgiveness of debt                     $         -  $         -   $         -   $   123,844
                                           -----------  ------------  -----------   -----------

Net income (loss)                          $   744,169  $   (346,316) $   424,071  $  (396,000)
                                           ===========  ============  ===========   ===========


Average number of shares outstanding         3,390,776     3,282,776    3,390,776     3,260,648
                                           ===========  ============  ===========   ===========

Net loss per share (Basic and Diluted) :
   Loss before extraordinary items               (0.05)        (0.11)       (0.14)        (0.16)
   Extraordinary items
      Bankruptcy reorganization                   0.27             -         0.27             -
      Forgiveness of debt                            -          0.00            -          0.04
                                           -----------  ------------  -----------   -----------
Net income (loss)                          $     0.22   $      (0.11)  $     0.13   $     (0.12)
                                           ===========  ============  ===========   ===========







The accompanying notes are an integral part of these financial statements



                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine months ended January 31,
                                                                  2000         1999
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ 424,071    $(396,000)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation expense                                         163,906      265,098
     Interest expense                                              76,672         --
     Extraordinary item - reorganization                         (902,474)        --
     Extraordinary item - forgiveness of debt                        --       (123,844)
     Changes in assets and liabilities:
         Decrease in accounts receivable                          425,463      196,703
         Decrease (Increase) in inventory                          66,255      (69,792)
         Increase in other assets                                 (12,879)     (49,272)
         Increase in prepaid expenses                             (20,761)      (8,108)
         Increase in accounts payable                              44,336      169,038
         Increase (Decrease) in accrued expenses                  (40,042)     (26,141)
                                                                ---------    ---------

             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     224,547      (42,318)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on other asset                                         --        (57,380)
     Acquisition of property & equipment                          (29,172)    (112,320)
                                                                ---------    ---------

             NET CASH USED BY INVESTING ACTIVITIES                (29,172)    (169,700)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable                          (34,086)    (129,183)
     Proceeds from common stock and warrants                         --        140,000
     Principal payments on obligations under capital leases       (17,585)     (38,399)
     Other                                                           --         27,735
     Principal payments on line of credit                         (81,454)    (100,000)
     Cash surrendered at reorganization                          (111,264)        --
                                                                ---------    ---------

             NET CASH USED BY FINANCING ACTIVITIES               (244,389)     (99,847)
                                                                ---------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                              (49,014)    (311,865)

CASH AND EQUIVALENTS, beginning of period                          60,055      464,619
                                                                ---------    ---------

CASH AND EQUIVALENTS, end of period                             $  11,041    $ 152,754
                                                                =========    =========


SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $    --      $    --
    Interest capitalized                                        $  76,672    $    --
    Issuance of common stock for
       Services rendered                                        $    --      $  45,819
    Issuance of warrants for
       services rendered                                        $    --      $  10,000




The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 2000


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

Certain 1999 amounts have been reclassified to confirm to the 2000 presentation.


2.       Reorganization subsequent to bankruptcy

On June 4, 1999, as a result of a decline in the Company's results of operations reflecting, among other factors, the deterioration in demand and selling prices, the Company filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and subsequently began operating its business as debtor in possession under the supervision of the Bankruptcy Court. The reorganization of the Company became effective December 28, 1999. As a result, the Company recognized income of $902,474. All assets and liabilities of the Company were removed from the books.

The assets and liabilities that are recorded in the accounts of the Company on January 31, 2000 reflect activity since the reorganization.



                           DISCAS, INC.   January 31, 2000   10-QSB

                           MANAGEMENT'S DISCUSSION and

                           ANALYSIS of FINANCIAL CONDITION and

                           RESULTS of OPERATIONS


EXTRAORDINARY ITEM

On June 4, 1999 the Company filed for Chapter 11 reorganization in the New Haven, Connecticut Bankruptcy Court in response to the demand by a secured creditor for surrender of all assets pursuant to loan agreement defaults by the Company. Management was advised by counsel that this filing was necessary in order to prevent a complete and immediate shut-down of the Company, which would not be in the best interests of unsecured creditors, stockholders and customers who rely on Discas as their sole source of supply of various proprietary compounds and horticultural containers.

The Company has operated as debtor in possession since early June, 1999 and has met requirements of the Bankruptcy Court to continue operating as debtor in possession until December23, 1999, when the Company's Amended Plan of Reorganization was confirmed by the Bankruptcy Court following affirmative votes in favor of the Plan from all classes of interests.

The Company has operated as debtor in possession since early June, 1999 and has met requirements of the Bankruptcy Court to continue operating as debtor in possession until December.

A Proposed Plan of Reorganization was presented in early November, 1999 to the secured creditor, the unsecured creditor's committee and other interested parties. On November 24, 1999 the Court approved a Disclosure Statement with respect to the Plan. An Amended Plan of Reorganization "the Plan" and an Amended Disclosure Statement were filed on December 3, 1999 and an Order was issued on that date: A.) approving the Plan and Disclosure Statement and fixing the date for distribution of these documents along with a copy of the Order and an Official Form Ballot, to all creditors and equity security holders for the purpose of voting on the Plan, B.) fixing the date December 21, 1999 as the deadline for receiving written ballots of acceptance or rejection, and C.) fixing the date of December 22, 1999 for a hearing to consider confirmation of the Amended Plan in the United States Bankruptcy Court.

On December 22 and December 23, 1999 the Ballot count was disclosed approving the Plan and a final settlement was negotiated relating to a carryover tax liability to the City of Waterbury. The Bankruptcy Court confirmed the Amended Plan of Reorganization on December 23, 1999.

The Company immediately surrendered all assets in accordance with the Plan and closed operations. On January 1, 2000 the Company began operating as a marketing and technical services business, representing NEWCO/New Christie Ventures, LLC in the sale of horticultural containers, following NEWCO's purchase of the Christie Products business assets in accordance with the terms of the Plan.

The Plan also provides that the Interest Holders (stock holders of Discas, Inc. common stock) will retain their corporate stock in the Company, but will receive no distribution of funds or property. The Plan allows the continuation of DISCAS, INC. as a publicly trading company and retains any potential future credits for loss carryforwards against potential future profits.

As a result of the reorganization, the Company recognized income of $902,474 and all assets and liabilities of the Company were removed from the books. The assets and liabilities that are recorded on the accounts of the Company on January 31, 2000 reflect activity since the reorganization. The operating results for the three-month period ended January 31, 2000 include two months operating as debtor in possession in the former manufacturing processes and one month operating as commission sales agent.

The President and Marketing Manager have agreed to remain with the Company and are the two sole employees as of January 31, 2000. The Plan of Reorganization calls for the Company to develop new clients in the fields of technical and sales services, and possibly add more horticultural products to the Christie/NEWCO container line. The President has agreed to assume the responsibility of acting CFO in addition to administrative and sales activities. The Company has cancelled all previous building leases and is sub-letting a portion of its former office space in the Waterbury plant.

The Company will attempt to continue as a trading public entity in order to attract potential investors interested in gaining public status. There can be no assurance that such investors will be found or that the funds will be available to complete audited financial statements required to maintain trading status on the OTC market.



RESULTS OF OPERATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow. The results of operations for the interim period are not indicative of the results expected for subsequent periods because the nature of the business has changed as a result of the Plan of Reorganization, which became effective in late December, 1999.

THREE-MONTH PERIODS ENDED JANUARY 31, 2000 and 1999

Sales decreased by $463,476, or approximately 64.4%, to $256,120 for the three-month period ended January 31, 2000, as compared to $719,866 for the three-month period ended January 31, 1999. The reduction in sales is
attributable   to  the  winding  down  and  subsequent   shutdown  of  Waterbury
manufacturing plant in December, 1999, in accordance with the Plan of Reorganization approved by the Bankruptcy Court.

Cost of goods decreased by $507,947, or approximately 72.8%, to $189,792 for the three-month period ended in January 31, 2000, as compared to $697,739 for the three-month period ended January 31, 1999. The decrease in cost of goods sold was attributable to the reduced sales volume associated with the reorganization of the Company into a services oriented business.

Gross profit increased by $44,201 to $66,328 for the three-month period ended January 31, 2000, as compared with a gross profit of $22,127 for the three-month period ended January 31, 1999.

Selling, general and administrative costs decreased by $127,313 or approximately 38.2%, to $205,624 for the three-month period ended January 31, 2000 as compared to $139,296 for the three-month period ended January 31, 1999.

Operating loss decreased by $171,514 or approximately 55.2%, to $158,305for the three-month period ended January 31, 2000, as compared to a loss of $310,810 for the three-month period ended January 31, 1999. The operating loss decrease was attributable to reduced manufacturing and SGA casts associated with the winding down of the manufacturing operation.

Net profit, including extraordinary gain of $902,474 from the forgiveness of debt associated with the bankruptcy reorganization, was $744,169 for the three-month period ended January 31, 2000. Net loss before the extraordinary gain decreased by $188,011, or approximately 54.3%, to $158,305 for the three-month period ended January 31, 2000, as compared to a net loss of $346,316 for the three-month period ended January 31, 1999. The decrease in net loss before the extraordinary item resulted from increased manufacturing efficiencies and decreased SGA costs.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's activities as a manufacturing firm ceased on December 23, 1999. The assets and liabilities of the Company as of that date were removed from the books. A small loan from the President provided start-up working capital to cover minimum operating expenses. Monthly commissions from the sale of Christie containers are projected to be sufficient to cover the salaries for the two employees and other operating expenses.

Management does not anticipate a level of income sufficient to pay for an audit, which is required for the continuation of trading status on the OTC market. The Board of Directors has authorized the President to solicit investors willing to pay for the auditing fees in exchange for securities of the Company or other compensation which may result from a merger of Discas, Inc. with a company interested in going public via a merger.

The Company does not anticipate the need for financing for its marketing activities beyond the initial start-up officer loan.

There can be no assurance that the Company will be able to maintain its current OTC trading status during the period required to find an investor and complete the overdue audited financial reports.

As disclosed in Form 10-KSB for fiscal year ended April 31, 1999, Discas securities were moved from the NASDAQ SmallCap Market to the OTC Bulletin Board on February 9, 1999. On February 24, 1999, the Company submitted a request for review of the Qualification Hearing Panel decision. The Company has been notified that the Review Panel's decision to move the Company securities to the OTC bulletin Board will remain in effect.


                                   MANAGEMENT

   The directors and executive officers of the company are follows:

Name                            Age           Position
----                            ---           --------

Patrick A. DePaolo, Sr.         58            Chairman of the Board of Directors
                                              Chief Executive Officer, President
                                              and Chief Financial Officer

Thomas R. Tomaszek              48            Director

Stephen P. DePaolo              35            Director

John Carroll                    54            Director


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

         Stephen P. DePaolo, Director. Mr. DePaolo has worked at Discas in production, marketing and purchasing since 1985 and currently manages feedstock sourcing and markets. He has developed advertising and publicity programs covering Discas materials, and has established approvals as suppliers to Wal-Mart Stores Inc, and McDonalds Corp. Mr. DePaolo gained a dual B.A. degree from Northwestern University in Business Administration and Marketing. Stephen DePaolo is the son of Patrick A. DePaolo.



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


                              Employment Agreements

         Mr.  DePaolo  has  served as  Chairman  of the Board,  Chief  Executive
Officer and President of the Company pursuant to a five year Employment Agreement. This agreement was terminated on December 23, 1999. Mr, DePaolo has agreed to remain with the Company as President, Chairman of the Board and acting Chief Financial Officer for one year for compensation which includes a modest salary, employee stock options, commission incentives and customary fringe benefits, as determined by the Board of Directors.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:






                                                      DISCAS, INC.
                                                      Registrant





Date:  April 10, 2001                       By /s/ Patrick A. DePaolo, Sr.
                                            ------------------------------------
                                            Patrick A. DePaolo, Sr.
                                            Chairman, President, CEO and CFO