Form 10KSB
period 2000-04-30
DISCAS INC
filed 2001-04-17
CIK 786364

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 April 30, 2000
                          -----------------------------------------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

         State issuer's revenues for its most recent fiscal year $1,833,644

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,844,113 on June 26, 1998 (based on the last sale price of such stock as quoted on the NASDAQ SmallCap Market).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common Stock, par value $.0001 per share, 3,390,776 shares outstanding as of April 30,2000.

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No



                                TABLE OF CONTENTS
                                                                            Page

                                     PART I

Item 1.      Description of Business.                                         3

Item 2.      Description of Property.                                         5

Item 3.      Legal Proceedings.                                               6

Item 4.      Submission of Matters to a Vote of Security Holders.             6


                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.        6

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        7

Item 7.      Financial Statements.                                           10

Item 8.      Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                            21


                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act.              21

Item 10.     Executive Compensation.                                         22

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management.                                                     23

Item 12.     Certain Relationships and Related Transactions.                 24

Item 13.     Exhibits and Reports on Form 8-K.                               25

                                     PART I

Item 1.  Description of Business.


         Discas, Inc., based in Waterbury , Connecticut has historically produced and marketed proprietary plastic and rubber compounds using a variety of recycled and prime (virgin) materials. The Company has commercialized proprietary formulations used in the manufacturing of products in the footwear, aeronautics, military, automotive and consumer products sectors. The company's Christie Products Division has plastic horticultural containers and other injection molded products.

         On June 4, 1999 the Company filed Chapter 11 reorganization in the New Haven, Connecticut Bankruptcy Court in response to the demand by a secured lender bank for surrender of all assets pursuant to loan agreement defaults by the Company.

  Management was advised by council the Chapter 11 filing was necessary in order to prevent a complete and immediate shut-down of the Company, which would not be in the best interests of unsecured creditors, stockholders and customers who rely on Discas as their sole source of supply of various proprietary compounds and horticulture containers.

         Pursuant to several motions granted by the Bankruptcy Court, the Company continued to operate as debtor in possession from early June, 1999 until December 23, 1999, when an Amended Plan of Reorganization presented by the Company earlier was confirmed by the Bankruptcy Court, following affirmative votes in favor of the Plan from all classes of interest.

         Management proposed the Plan which it believed would be a better alternative for creditors, stockholders, and other interested parties compared with the potential involuntary loss of debtor in possession status and anticipated immediate liquidation of Company assets by the secured creditor.

         The Company surrendered all assets in accordance with the Plan and closed. On December 23, 199, all assets were sold or transferred to creditors including: process equipment, cash, accounts receivable and raw material and finished goods inventories. On January 1, 2000 the Company began operating as a marketing and technical services business.

         The new Discas, Inc., emerged from Chapter 11 as a non-manufacturing service company which will utilize technical and marketing strengths to build the company. Discas, Inc., will continue operating as a public company and will rely on the technical and marketing knowledge of remaining employees to carry out its future business activities.

         The Company will operate with two divisions: The Marketing Service Division and The Value Recovery Technologies Division. The immediate challenges of Discas management will be to apply knowledge gained during the past several years in the fields of marketing horticultural containers and plastic recycled applications developed to the task of rebuilding an income base sufficient to meet current and projected expenses, and to build value in the surviving company for the benefit of the public and private investors.

         The collapse of the commodity plastics recycling industry, which was the major growth business of Discas fir several years, has left very few companies with the experience and technology of Discas to convert industrial scrap polymers into useful end products. Management and the Board of Discas believes that the continuing large volume of industrial scrap being landfilled will eventually lead to business opportunities for the company to utilize its technology in value- recovery projects.

         The main source of income projected for the company will be a two year contract to carry on the sales activities for Christie horticultural containers and the injection molded products for New Christie Ventures, LLC (NCV), which purchased the business assets of the Christie Products subsidiary of Discas as part of the reorganization plan.

         Discas personnel who have managed the Christie Products sales program have agreed to remain employed by Discas and will handle customer sales and service as well as new business development activities. The President, Marketing Manager and Administrative Manager have agreed to remain with the Company and will concentrate efforts to develop business in the fields of value-recovery technology service and marketing of the horticultural container line, which the company will sell as exclusive sales agent for New Christie Ventures, LLC.

         The President has assumed the responsibility as acting CFO in addition to administrative and sales activities and has provided a modest start-up loan sufficient to cover initial operating costs. The Company has canceled all previous equipment and building leases and is sub-letting a portion of its former office space in the Waterbury plant.

         In the absence of sufficient funds to pay for audits required for the Company to complete and submit overdue 10-KSB and 10-QSB reports necessary to continue its trading status on the OTC as a public company, management has initiated efforts to solicit financial offers from outside investors interested in the public shell of Discas, Inc. The board of directors has approved a plan to exchange new issue common stock for auditing and consulting fees. There can be no assurance that such a plan will be successful, or that negotiations and subsequent audits will be completed in a timely manner sufficient to maintain trading status. Management has been notified by the proper authorized that the trading status of Discas, Inc. common stock has been suspended.

Competition

         The primary competition for the Company includes large distributors and manufactures of horticultural containers in the east Coast marketing area from New England to Florida. Sales of Christie injection molded containers are impacted by blowmolded and thermoformed containers which typically can be manufactured and sold at lower costs than the smaller size Christie injection molded containers. In addition, there are several surviving plastic recycling manufacturers capable of offering value recovery services for plastic scrap, which could compete for service business being targeted by Discas.

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


         As of April 30, 2000, Discas employed approximately 3 persons, of whom all are management, sales and administration. None of Discas'employees are covered by a collective bargaining agreement. Discas believes it has a good relationship with its employees. Employees


Item 2.  Description of Property.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.




                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.


         (a) The Company's Common Stock and Warrants are currently traded on the Over-The-Counter Bulletin Board under the symbols "DSCS" and "DSCSW," respectively.
 Aug 1 - Oct 31, 1999       Nov 1 - Jan 31, 2000          Feb 1 - April 30, 2000
    2nd quarter                 3rd quarter                    4th quarter
    -----------                 -----------                    -----------

High   $ .250                      $ .090                         $ .370
Low    $ .070                      $ .062                         $ .063

* Initial Public Offering became effective on August 14, 1997.

         As of April 30, 1998, the Company did not meet the minimum tangible net worth requirements for listing on NASDAQ SmallCap Market. If the merger discussed on page 7 is consummated, the Company is expected to then meet tangible net worth requirements. In the event the merger is not consummated, or additional equity is not raised, the Company's common stock and warrants could be de-listed and trading would then only be available on the OTC electronic bulletin board or the "pink sheets."

         (b) Approximate Number of Holders of Common Stock and Warrants at April 30, 2000

                  Title of Class                       Number of Record Holders

                  Common Stock                                    454
                  Warrants                                        10

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

         (d)      Recent Sale of Unregistered Securities

                  None.




Item 6.  DISCAS, INC APRIL 30, 2000 10-KSB

         MANAGMENTS DISCUSSION and

         ANALYSIS of FINANCIAL CONDITION and

         RESULTS OF OPERATIONS


EXTRAORDINARY ITEM

On June 4, 1999 the Company filed for Chapter 11 reorganization in the New Haven, Connecticut Bankruptcy Court in response to the demand by a secured lender bank for surrender of all assets pursuant to loan agreement defaults by the Company. Management was advised by counsel that the Chapter 11 filing was necessary in order to prevent a complete and immediate shut-down of the Company, which would not be in the best interests of unsecured creditors, stockholders and customers who rely on Discas as their sole source of supply of various proprietary compounds and horticultural containers.

Pursuant to several motions granted by the Bankruptcy Court, the Company continued to operate as debtor in possession from early June, 1999 until December 23, 1999, when an Amended Plan of Reorganization, presented by the Company earlier, was confirmed by the Bankruptcy Court, following affirmative votes in favor of the Plan from all classes of interests.

Prior to filing the Plan of Reorganization, Company Management and the Board of Directors concluded that, due to the absence of new financing, as well as severe financial constraints associated with operating as debtor in possession, the Company would have difficulty meeting financial obligations during the approaching slow winter sales period, and could not be assured that the Bankruptcy Court would approve continued operation as debtor in possession.
Management then proposed a Plan, which it believed, would be a better alternative for creditors, stockholders and other interested parties compared to the potential involuntary loss of debtor in possession status and anticipated immediate liquidation of Company assets by the secured creditor.

The proposed Plan of Reorganization was presented in early November, 1999 to the secured creditor, the unsecured creditors committee and other interested parties. The Plan was amended following negotiations between the parties and submitted to the Court, along with a Disclosure Statement with respect to the Plan. On November 24, 1999 the Court approved the Disclosure Statement with respect to the Amended Plan. The Amended Plan of Reorganization ("the Plan") and the Amended Disclosure Statement were filed with the Court on December 3, 1999 and an Order was issued by the Bankruptcy Court on that date: A.) approving the Disclosure Statement and fixing the date for distribution of the Plan, Disclosure Statement, a copy of the Court Order and an Official Ballot Form, to all creditors and equity security holders for the purpose of voting on the Plan, B.) fixing the date of December 21, 1999 as the deadline for receiving written Ballots of acceptance or rejection, and C.) fixing the date of December 22, 1999 for a hearing to consider confirmation of the Amended Plan in the United States Bankruptcy Court.

On December 22,1999 the Ballot count was disclosed and the Plan was approved by the affirmative vote of all classes of interests. On December 23, 1999, a final settlement was reached with the City of Waterbury relating to a disputed tax liability of the Company to the City of Waterbury. The Amended Plan of Reorganization was Confirmed by the Bankruptcy Court and became effective on December 23, 1999.

The Company immediately surrendered all assets in accordance with the Plan and closed operations. On January 1, 2000 the Company began operating as a marketing and technical services business.

The Plan provides that the "Interest Holders" (stockholders of Discas, Inc. common stock) will retain their corporate stock in the Company, but will receive no distribution of funds or property. The Plan allows for the continuation of DISCAS, INC as a publicly trading company on the OTC Bulletin Board, subject to the requirements of the Securities and Exchange rules. In the opinion of Management, the Company will likely retain loss carry forward credits for tax purposes, although there is no assurance that the Company will have future profits. Therefore, these tax credits are not recorded on the books.

As a result of the reorganization, the Company recognized income of $902,474 on the Confirmation date as of the Plan, and all assets and liabilities of the Company were removed from the books. The assets and liabilities that are recorded on the accounts of the Company on April 30, 2000 reflect activity since the reorganization. The operating results for the fiscal year ended April 30, 2000 include seven months operating as debtor in possession as a manufacturer and four months operating as a marketing entity under the Plan of Reorganization.

The President and Marketing Manager have agreed to remain with the Company and are the only employees as of January 1, 2000. Each will receive modest salaries, commission incentives and employee stock options determined at the discretion of the Board of Directors. The Company plans to concentrate efforts to develop new clients in the fields of technical and sales services, and possibly add more horticultural products to the Christie/NEWCO container line, which the Company will sell as exclusive sales agent for New Christie Ventures, LLC in accordance with terms of the Plan of Reorganization.

The President has assumed the responsibility as acting CFO in addition to administrative and sale activities and has provided a modest start-up loan sufficient to cover initial operating costs. The Company has canceled all previous equipment and building leases and is sub-letting a portion of its former office space in the Waterbury plant.

Management has initiated negotiations with an interested party willing to pay for audits that are required in order for the Company to complete and submit overdue 10-KSB and 10-QSB reports necessary for continued trading status on the OTC as a public company. The Board of Directors has approved an offer to exchange new issue common stock for auditing and consulting fees. There can be no assurance that negotiations will be successful, or that such negotiations and subsequent audits will be completed in a timely manner sufficient to maintain trading status. Management and the potential investor have contacted the proper authorities requesting an extension of trading status following notification that trading of Discas, Inc common stock is in the process of being suspended.

RESULTS OF OPERATIONS

The accompanying audited financial statements have been prepared in accordance with the generally accepted auditing standards. Due to the Chapter 11 activity and subsequent confirmation of the Plan of reorganization, it is the Company's and it auditors were of the opinion that certain adjustments in the balance sheet of the Company on April 30, 2000 were justified.

The results of operation for the fiscal year ended April 30, 2000 are not indicative of the results expected for future periods due to the change in the nature of the business from a manufacturing operation to a marketing company, as described in the Plan of Reorganization.

TWELVE-MONTH PERIODS ENDED APRIL 30, 2000 AND 1999

Sales decreased by $2,483,619, or approximately 57.5%, to $1,833,644 for the twelve-month period ended April 30, 2000, as compared to $4,317,263 for the twelve-month period ended April 30, 1999. The reduction of sales is attributable to the financial constraints associated with a debtor operating in possession for seven months, the winding down and subsequent shutdown of the Waterbury manufacturing plant in December, 1999, and significantly reduced revenues from operating as a marketing and consulting company for four months, in accordance with the Plan of Reorganization approved by the Bankruptcy Court.

Cost of goods sold decreased by $2,424,487, or approximately 63.9%, to $1,367,530 for the twelve-month period ended April 30, 2000, as compared to $3,792,017 for the twelve-month period ended April 30, 1999. The decrease in cost of goods sold was attributable to the reduced sales volume associated with reorganization of the Company, as described above.

Gross profit decreased by $59,132 to $466,114 for the twelve-months ended April 30, 2000 as compared with a gross profit if $525,246 for the twelve-month period ended April 30, 1999. The decrease in gross profit was attributable to decreased sales for the period. Gross profit as a percentage of sales increased to 25.4% for the twelve-month period ended April 30, 2000, as compared to 12.2% for the twelve month period ended April 30, 1999.

Selling, general and administrative costs decreased by $1,221,883 or approximately 58%, to $833,950 for the twelve-month period ended April 30, 2000, as compared to $2,105,783 for the twelve-month period ended April 30, 1999. The decrease in SG&A costs is attributable to reductions in fixed overhead, interest costs and employee levels associated with the reorganization of the Company.

Operating loss decreased by $1,162,701 or approximately 73.6%, to $417,836 for the twelve-month period ended April 30, 2000, as compared to a loss of $1,580,537 for the twelve-month period ended April 30, 1999. The operating loss decrease was attributable to reduced manufacturing and SGA costs associated with consolidation of manufacturing as well as the winding down of the manufacturing operations.

Net profit, including an extraordinary gain of $902,474 from a forgiveness of debt associated with the bankruptcy reorganization, was $401,915 for the twelve month period ended April 30,2000. Net loss for this year period, before extraordinary gain, decreased by $1,903,600, or approximately 79.2%, to $500,559 for the twelve-month period ended April 30, 2000, as compared to a net loss of $2,404,159 for the twelve-month period ended April 30, 1999. The decrease in net loss, before the extraordinary item, resulted from increased manufacturing efficiencies, decreased SG&A costs and a change in the nature of the business as noted above.

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



LIQUIDITY AND CAPITAL RESOURCES

The Company's activities as a manufacturing firm ceased on December 23, 1999. The assets and liabilities of the Company as of that date were removed from the books. A small loan from the President provided start-up working capital to cover minimum operating expenses. Monthly commissions from the sale of Christie/NEWCO containers are projected to be sufficient to cover the current operating expenses and salaries for current employees.



Management does not anticipate a level of income sufficient to pay for an audit, which is required for the continuation of trading status on the OTC market. The Board of Directors has authorized the President to solicit offers from investors to pay for auditing in exchange for securities of the Company, or future compensation which may result from a merger of the Company with another entity interested in going public via a merger or other combination.

The Company does not anticipate the need for financing for its marketing activities beyond the initial start-up officer loan.

There can be no assurance that the Company will be able to maintain its current OTC trading status during the period required to find an investor and complete the overdue audited financial reports.

As Disclosed in Form 10-KSB for fiscal year ended in April 30, 1999, Discas securities were moved form the NASDAQ SmallCap Market to the OTC Bulletin Board on February 9, 1999. February 24,1999 the company submitted a request for review of the Qualifications Hearing Panel decision. The company has been notified that the Review Panel's decision to move the Company's securities to the OTC Bulletin Board will remain in effect.

Item 7.  Financial Statements.

                          Discas, Inc. and Subsidiaries

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2000


                                 C O N T E N T S
                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                  12

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                               13

    Consolidated Statements of Operations                                     14

    Consolidated Statements of Changes in Stockholders' Equity (Deficit)      15

    Consolidated Statements of Cash Flows                                     16

    Notes to Financial Statements                                             17

                          GERSTLE, ROSEN & SIMONET, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                            102 N.E. 2nd Street, #199
                            Boca Raton, Florida 33432
                            Telephone (561) 417-0103
                            Facsimile (810) 816-5826


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Discas, Inc.

We have audited the accompanying consolidated balance sheets of Discas, Inc. and Subsidiaries as of April 30, 2000 and April 30, 1999, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discas, Inc. and Subsidiaries as of April 30, 2000 and April 30, 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



 /s/ Gerstle, Rosen & Simonet LLC
Certified Public Accountants

Boca Raton, Florida
September 13, 2000



MEMBER OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS SEC PRACTICE SECTION

                          DISCAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                         APRIL 30,     APRIL 30,
                                                           2000          1999


                               ASSETS
Current assets:
     Cash                                               $    9,564    $   60,055
     Accounts receivable, net of allowance for
         Doubtful accounts of $0 and $51,415                56,060       671,399
     Inventory, net of allowance
         for obsolescence of $75,000                          --         285,251
                                                        ----------    ----------

         Total current assets                               65,624     1,016,705

Property and equipment, net                                   --       1,495,420

Other assets
     Deposits and other assets                                 179        37,453
                                                        ----------    ----------

                                                        $   65,803    $2,549,578
                                                        ==========    ==========



            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
     Accounts payable                                $    13,215    $ 1,112,739
     Accrued expenses                                     15,000        207,455
     Due to related parties                               18,076           --
     Line of credit                                         --        1,214,776
     Obligations under capital leases                       --           86,575
     Note payable                                           --          237,983
                                                     -----------    -----------

         Total current liabilities                        46,291      2,859,528

Related party loans                                         --          112,312
                                                     -----------    -----------

Deficiency in assets:
     Common stock, par value $.0001 per share:
         Authorized 20,000,000 shares,
         3,390,776 shares issued and outstanding             339            339
     Additional paid in capital                        4,705,106      4,705,106
     Accumulated deficit                              (4,685,933)    (5,127,707)
                                                     -----------    -----------

          Total shareholders' equity                      19,512       (422,262)
         (deficiency in assets)                      -----------    -----------

                                                          65,803    $ 2,549,578
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements

                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year ended     Year ended
                                                     April 30,      April 30,
                                                       2000           1999


Sales                                              $ 1,833,644    $ 4,317,263

Cost of sales                                        1,367,530      3,792,017
                                                   -----------    -----------

     Gross profit                                      466,114        525,246

Selling, general and administrative expenses           844,091      2,105,783
                                                   -----------    -----------

     Loss from operations                             (377,977)    (1,580,537)
                                                   -----------    -----------

Other income (expense):
     Interest income                                      --              645
     Interest expense                                  (82,723)      (201,869)
     Write off of goodwill                                --         (186,197)
     Write off of prepaid expenses                        --          (57,261)
     Inventory valuation adjustment                       --         (378,940)
                                                   -----------    -----------

     Net other expense                                 (82,723)      (823,622)
                                                   -----------    -----------

Loss before extraordinary items                       (460,700)    (2,404,159)

Extraordinary items:
     Chapter 11 reorganization                         902,474           --
     Forgiveness of debt                                  --          128,329
     Loss on extinguishment of debt                       --         (263,999)
                                                   -----------    -----------

Net income (loss)                                  $   441,774    $(2,539,829)
                                                   ===========    ===========


Net income (loss) per share (Basic and Diluted):

     Loss before extraordinary item                $     (0.14)   $     (0.79)
                                                   ===========    ===========

     Extraordinary item                            $      0.27    $     (0.04)
                                                   ===========    ===========

     Net income (loss)                             $      0.13    $     (0.83)
                                                   ===========    ===========

Weighted average number of shares
     Outstanding (basic and diluted)                 3,390,776      3,312,276
                                                   ===========    ===========








The accompanying notes are an integral part of these financial statements


                          DISCAS INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                             Total
                                                                            Retained      Stockholders'
                                                              Additional    Earnings         Equity
                                                 Common        Paid-in    (Accumulated    (Deficiency
                                                  Stock        Capital       Deficit)      in Assets)
                                               -----------   -----------   -----------    -----------

April 30, 1998                                 $       321   $ 4,459,305   $(2,587,878)   $ 1,871,748

Issuance of common stock, 20,000 shares                  2        49,998          --           50,000

Issuance of common stock, 33,576 shares                  3        49,997          --           50,000

Issuance of common stock, 10,000 shares                  1        24,999          --           25,000

Issuance of common stock, 10,000 shares                  1        14,999          --           15,000

Issuance of common stock, 10,000 shares                  1        49,999          --           50,000

Issuance of common stock, 100,000 shares                10        55,809          --           55,819

Net loss for the year ended April 30, 1999            --            --      (2,539,829)    (2,539,829)
                                               -----------   -----------   -----------    -----------

April 30, 1999                                 $       339   $ 4,705,106   $(5,127,707)   $  (422,262)

Net income for the year ended April 30, 2000          --            --         441,774        441,774
                                               -----------   -----------   -----------    -----------

April 30, 2000                                 $       339   $ 4,705,106   $(4,685,933)   $    19,512
                                               ===========   ===========   ===========    ===========






The accompanying notes are an integral part of these financial statements



                          DISCAS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year ended April 30,
                                                                    2000           1999
                                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $   441,774    $(2,539,829)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation expense                                           180,034        526,560
     Interest expense                                                82,723        169,706
     Amortization expense                                              --          201,137
     Bad debt expense                                                  --           15,976
     Write off of prepaid expense                                      --           56,868
     Inventory valuation adjustment                                    --          378,940
     Extraordinary item - extinguishment of debt                       --          306,999
     Extraordinary item - bankruptcy reorganization                (902,474)          --
     Extraordinary item - forgiveness of debt                          --         (128,329)
     Changes in assets and liabilities:
         Decrease in accounts receivable                            393,832        221,921
         Decrease in inventory                                       66,255        312,776
         Decrease (Increase) in other assets                        (12,879)        21,905
         Decrease in prepaid expenses                               (20,761)          --
         Increase in accounts payable                                21,534        262,577
         Increase in accrued expenses                               (20,917)        68,678
                                                                -----------    -----------

             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       229,121       (124,115)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of equipment                               252,998
     Acquisition of property & equipment                            (29,172)      (147,383)
                                                                -----------    -----------

             NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       (29,172)       105,615
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable                            (26,594)          --
     Proceeds from common stock and warrants                           --          245,809
     Principal payments on obligations under capital leases         (27,727)      (471,634)
     Principal payments on line of credit                           (84,855)      (160,239)
     Cash surrendered at reorganization                            (111,264)          --
                                                                -----------    -----------

             NET CASH USED BY FINANCING ACTIVITIES                 (250,440)      (386,064)
                                                                -----------    -----------

NET DECREASE IN CASH                                                (50,491)      (404,564)

CASH AND EQUIVALENTS, beginning of year                              60,055        464,619
                                                                -----------    -----------

CASH AND EQUIVALENTS, end of year                               $     9,564    $    60,055
                                                                ===========    ===========


SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $      --      $      --
    Interest capitalized                                        $    82,723    $   169,706
    Income taxes paid                                           $      --      $      --





   The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000

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


In the Chapter 11 case, substantially all of the liabilities as of the filing date were subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities were stayed while the Company continued its business operations as debtors in possession. Schedules were filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors were investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities were subject to a plan of reorganization.


On April 23, 1999, the Company auctioned off property and equipment in order to settle a capital lease for production equipment. Losses on disposal for this transaction of $306,999 were recognized in 1999. Due to the filing of the pending plan of reorganization, the management of the Company determined that the goodwill remaining on the books no longer had value and accordingly $186,197 was written off in 1999.


The reorganization of the Company became effective December 28, 1999. As a result, the Company recognized income of $902,474. All assets and liabilities of the Company were removed from the books. The assets and liabilities that are recorded in the accounts of the Company on April 30, 2000 reflect activity since the reorganization.


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

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2000

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

e.   Estimates

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

f.   Fair value of financial instruments

As of April 30, 2000, the carrying values of the Company's financial instruments that are all held for non-trading purposes, approximated their fair value.

g.   Net loss per common share

Net loss per share amounts are based on the weighted average number of shares outstanding (3,390,776 in 2000 and 3,312,276 in 1999).

h.   Impact of recently issued accounting standards

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


2.       Property and equipment

As of April 30, 1999, property and equipment consisted of the following:

                                                             April 30,
                                                               1999

         Machinery and equipment                            $2,515,335
         Leasehold improvements                                100,615
         Office equipment                                      154,672
         Vehicles                                               64,556
         Furniture and fixtures                                 19,042
                                                            ----------

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000



         Total property and equipment                         1,635,075
         Less:  accumulated depreciation                       (138,655)
                                                             ----------
         Net property and equipment                          $1,495,420
                                                             ==========

3.       Inventory

Inventories at April 30, 1999 consisted of:

         Finished goods                                      $   53,832
         Raw materials                                          231,419
                                                             ----------
                                                             $  285,251
                                                             ==========

4.       Income taxes

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. Furthermore, no deferred tax assets have been recorded due to the uncertainty of the Company's ability to utilize the losses.

As of April 30, 2000, the Company had net operating loss carryforwards of approximately $1,606,750 available through the year 2014.


5.      Related party activity

The President of the Company owns an 4% interest in a Limited Liability Company that does business with the Company. For the years ended April 30, 2000 and 1999, sales to the related party amounted to approximately $0 and $30,552, and purchases from the related party amounted to approximately $0 and $123,048.

Included in selling, general and administrative expenses for the year ended April 30, 2000 and 1999 is approximately $0 and $25,000 expensed to a related company for the rent of machinery and equipment. The lease was classified as an operating lease and provided for minimum rentals of $26,400 through April 30, 1998.


6.      Commitments and contingencies

The Company operates using facilities that it rents from a related party on a month-to-month basis. Rent expense for the years ended April 30, 2000 and 1999 amounted to $6,100 and $356,480, respectively.

7.      Outstanding warrants

At April 30, 2000, the Company had outstanding common stock purchase warrants as follows:

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

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000



8.       Stock options plan

Options to purchase 435,000 shares of the Company's common stock at an average price per share of $0.1125 have been granted to officers and employees of the Company.

The Company has elected to account for the stock options under Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the stock options.

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income would have been decreased by $0.00. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumptions:

         Risk-free interest rate    N/A
         Expected life (years)              5
         Expected volatility                N/A
         Expected dividends                 None

A summary of option transactions issued January 31, 2000 is shown below:

                                                                    Weighted-
                                               Number                Average
                                                 of                 Exercise
                                               Shares                 Price
                                          -----------------    -----------------
Granted                                             435,000     $       0.1125
Exercised                                                 -                  -
Forfeited                                                 -                  -
                                          -----------------    -----------------

Outstanding at April 30, 2000                       435,000
                                          =================

Exercisable at April 30, 2000                       435,000
                                          =================

Available for issuance at April 30, 2000            435,000
                                          =================

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

         Stephen P. DePaolo, Director. Mr. DePaolo has previously worked at Discas in production, marketing and purchasing since 1985 and managed feedstock sourcing and markets. He developed advertising and publicity programs covering Discas materials, and has established approvals as suppliers to Wal-Mart Stores Inc, and McDonalds Corp. Mr. DePaolo gained a dual B.A. degree from Northwestern University in Business Administration and Marketing. Stephen DePaolo is the son of Patrick A. DePaolo, and a former Director of the Company. He currently markets recycled plastics in the U.S. for a Canadian Manufacturer.

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

         All directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. No director receives any fees for his service as such. Messrs. Carroll and Tomaszek are independent directors of the Company, and such independent directors constitute the Board's Audit Committee.

Item 10. Executive Compensation.

         No employee of the Company has ever received cash compensation in excess of $100,000 per year. A new employment agreement was put in place as a result of the Company's reorganization and gave up any compensation that was due at that time. The following Summary Compensation Table sets forth the compensation earned by Patrick A. DePaolo, Sr., the Company's President, Chief Executive Officer and Chairman of the Board of Directors.


                           Summary Compensation Table

                                                      Annual Compensation
                                                      -------------------
                                                    Cash               Other
Name and Principal Position        Year            Salary           Compensation
---------------------------        ----            ------           ------------

Patrick A. DePaolo,                1999           $98,444
President, Chief Executive
Officer and Chairman of
the Board of Directors             1998           $90,900


                                   1997           $77,739


     The following Officers and Directors were granted stock options:

            Name                  Grant Date   Expiration Date    Option Shares    Option Shares    Exercise Price
                                                                                    Exercisable        Per Share
Patrick A. DePaolo                 01/31/00       01/31/03           300,000            125%            .1125
Chairman of the Board, President
And Chief Financial Officer

Thomas R. Tomaszek                 01/31/00       01/31/03            75,000            125%            .1125
Director

Stephen P. DePaolo                 01/31/00       01/31/03            25,000            125%            .1125
Director

Christopher DePaolo                01/31/00       01/31/03            25,000            125%            .1125
Marketing Manager

Linda Conway
Financial Manager                  01/31/00       01/31/03            10,000            125%            .1125


Employment Agreements

         Mr.  DePaolo  has  served as  Chairman  of the Board,  Chief  Executive
Officer and President of the Company pursuant to a five year Employment Agreement which was terminated on December 23, 1999. Mr. DePaolo has agreed to remain with the Company as Chairman of the Board of Directors and President, as well as acting Chief Financial Officer for one year for compensation to which a salary of $60,000.00, stock options, commissions incentives and such customary fringe benefits for a Chief Executive Officer in the industry in which the Company operates. Any extensions of Mr. DePaolo's employment will be on a mutually agreed terms approved by the Board of Directors, excluding Mr. DePaulo's vote.

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

(1) Except as otherwise noted, the persons named have sole voting and investment power with respect to all shares beneficially owned by them.
(2) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after such date and for purposes of computing the percentage of outstanding shares held by each person or group on a given date, such shares are deemed to be outstanding.
(3) Unless as otherwise indicated, the address of each beneficial owner is c/o Discas, Inc., 567-1 South Leonard Street, Waterbury, CT 06708.
(4) This amount includes 1,546,392 shares held in Patrick A. DePaolo's name, 271,285 shares held in a family limited liability company, warrants to purchase 50,000 shares of Common Stock at $2.25 per share and 34,054 shares owned by four other stockholders which Mr. DePaolo has the right to vote pursuant to a voting trust for a period of five years.
(5) Alan Milton and Asher Bernstein, directors of the Company, have a beneficial interest in Mantis V, L.L.C. The number of shares includes warrants to purchase 85,000 shares of Common Stock at $2.25 per share. 263,250 of the 364,500 shares owned by Mantis V, L.L.C. are held in a voting trust, granting voting rights to Patrick A. DePaolo for a period of five years. Mr. Bernstein disclaims beneficial ownership of all except 27,000 shares of Common Stock and 13,500 of such warrants.

Item 12. Certain Relationships and Related Transactions.

         Patrick A. DePaolo owns 4% of Newgrange, L.L.C., the parent of J-Von N.A., L.L.C. ("J-Von"), a compounder of thermoplastic elastomers, primarily for the footwear industry, to which the Company sold $671,000 of feedstocks in fiscal 1997 and $76,000 in fiscal 1998, and from which the Company purchased approximately $650,000 of finished goods in fiscal 1997 and $396,000 in fiscal 1998. The Company has a non-competition agreement with J-Von pursuant to which the Company and J-Von have each agreed not to make sales of virgin styrenic SBS and SEBS thermoplastic elastomers to certain principal customers of the other. The business of J-Von may be considered to be competitive with the TPE product lines of the Company. Mr. DePaolo is a director of, but does not have a management function with, Newgrange, which is privately held. John Carroll, a director of the Company, is a managing member of Newgrange, L.L.C. and J-Von N.A. L.L.C.

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

Item 13. Exhibit and Report on Form 8-K.

         (b) Reports on Form 8-K.

         Item 4 Changes in Registrant's Certifying Accountant

                On XXXXX XX, 2001, the Company filed a Current Report on Form 8-K to report that changed their Certifying Accountant from Tom River of Jump, Scutellaro and Company to Steve Simonet, C.P.A., of Gerstle, Rosen and Simonet.

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

                                           DISCAS, INC.



                                           /s/ Patrick A. DePaolo, Sr.
                                           Patrick A. DePaolo, Sr.
                                           Chairman of the Board, President,
                                           Chief Executive Officer and CFO


                                     Dated:  April 10, 2001
                                             ---------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Thomas Tomaszek                        /s/ John Carroll
Thomas Tomaszek                            John Carroll
Director                                   Director


Dated:  April 10, 2001                       Dated:  April 10, 2001
        -----------------------------                ---------------------------




/s/ Stephen DePaolo
Stephen DePaolo
Director


Dated:  April 10, 2001
        -----------------------------