Form 10QSB
period 2000-07-31
DISCAS INC
filed 2001-04-17
CIK 786364

DISCAS, INC.



                            Filing Type:  10QSB
                            Description:  Quarterly Report
                            Filing Date:  April 17, 2001
                             Period End:  July 31, 2000


                       Primary Exchange:  Boston Stock Exchange
                                 Ticker:  DSCS


                                Table of Contents



--------------------------------------------------------------------------------


                                     10-QSB
Consolidated Balance Sheet.....................................................3
Consolidated Statements of Operation...........................................4
Consolidated Statements of Cash Flows..........................................5
Notes to Consolidated Financial Statements.....................................6
Management's Discussion, Analysis of Financial Condition.......................6
Results of Operations..........................................................7
Liquidity and Capital Resources................................................8
Management.....................................................................9
Employment Agreements ........................................................10
Signatures....................................................................10

                                      EX-27

Exhibit 27 Table..............................................................11

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
Item 1
(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 31, 2000
                               -------------------------------------------------

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

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No


                          DISCAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                July 31,     April 30,
                                                                 2000           2000
                                                              (UNAUDITED)    (AUDITED)

                               ASSETS
Current assets:
     Cash and cash equivalents                               $     8,475    $     9,564
     Accounts receivable, net of allowance for
         doubtful accounts of $0                                  49,414         56,060
                                                             -----------    -----------

         Total current assets                                     57,889         65,624
                                                             -----------    -----------

Other assets
     Deposits and other assets                                       179            179
                                                             -----------    -----------

                                                             $    58,068    $    65,803
                                                             ===========    ===========




                  LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities:
     Accounts payable                                        $    16,975    $    13,215
     Accrued expenses                                             27,000         15,000
     Due to related party                                         18,077         18,077
                                                             -----------    -----------

         Total current liabilities                                62,052         46,291
                                                             -----------    -----------

Deficiency in assets:
     Common stock, par value $.0001 per share:
         authorized 20,000,000 shares, 3,390,777
         shares issued and outstanding                               339            339
     Additional paid in capital                                4,705,106      4,705,106
     Accumulated deficit                                      (4,709,429)    (4,685,933)
                                                             -----------    -----------

         Total stockholders' equity (deficiency in assets)        (3,984)        19,512
                                                             -----------    -----------

                                                             $    58,068    $    65,803
                                                             ===========    ===========




The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three           Three
                                               Months ended    Months ended
                                                 July 31,        July 31,
                                                   2000           1999


Sales                                          $    45,422    $   657,013

Cost of sales                                        4,152        573,685
                                               -----------    -----------

     Gross profit                                   41,270         83,328

Selling, general and administrative expenses        64,818        294,873
                                               -----------    -----------

     Loss from operations                          (23,548)      (211,545)
                                               -----------    -----------

Other income (expense):
     Interest income                                    63           --
     Interest expense                                  (12)       (23,707)
                                               -----------    -----------

     Net other income (expense)                         51        (23,707)
                                               -----------    -----------

Net loss                                       $   (23,497)   $  (235,252)
                                               ===========    ===========


Average number of shares outstanding             3,390,776      3,390,776
                                               ===========    ===========

Net loss per share (Basic and Diluted):        $     (0.00)   $     (0.07)
                                               ===========    ===========




The accompanying notes are an integral part of these financial statements



                          DISCAS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three months ended July 31,
                                                                  2000         1999
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                      $ (23,497)   $(235,252)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation expense                                            --         84,714
     Interest expense                                                --         36,665
     Changes in assets and liabilities:
         Decrease in accounts receivable                            6,648      203,372
         Decrease in inventory                                       --        146,939
         Increase in other assets                                    --        (12,700)
         Increase in prepaid expenses                                --         (2,664)
         Increase in accounts payable                               3,760       79,485
         Decrease (increase) in accrued expenses                   12,000      (98,517)
                                                                ---------    ---------

             NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES      (1,089)     202,042
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property & equipment                             --        (19,380)
                                                                ---------    ---------

             NET CASH USED BY INVESTING ACTIVITIES                   --        (19,380)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable                             --        (19,102)
     Principal payments on obligations under capital leases          --        (10,142)
                                                                ---------    ---------

             NET CASH USED BY FINANCING ACTIVITIES                   --        (29,244)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    (1,089)     153,418

CASH AND EQUIVALENTS, beginning of period                           9,564       60,055
                                                                ---------    ---------

CASH AND EQUIVALENTS, end of period                             $   8,475    $ 213,473
                                                                =========    =========


SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $      12    $    --







The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 2000


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

Certain 1999 amounts have been reclassified to confirm to the 1999 presentation.


2.       Reorganization subsequent to bankruptcy

On June 4, 1999, as a result of a decline in the Company's results of operations reflecting, among other factors, the deterioration in demand and selling prices, the filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code and subsequently began operating its business as debtor in possession under the supervision of the Bankruptcy Court. The reorganization of the Company became effective December 28, 1999. As a result, the Company recognized income of $902,474. All assets and liabilities of the Company were removed from the books.

The assets and liabilities that are recorded in the accounts of the Company on July 31, 2000 reflect activity since the reorganization.






                           DISCAS, INC.  JULY 31, 2000 10-QSB

                           MANAGEMENT'S DISCUSSION and

                           ANALYSIS of FINANCIAL CONDITION and

                           RESULTS of OPERATIONS


DISCAS, Inc. has been restructured as a marketing services and technical services business in accordance with Plan of Reorganization confirmed on December 23, 1999 by the United States Bankruptcy Court in New Haven, Connecticut. On June 4, 1999 the Company filed a petition for reorganization under Chapter 111 of the United States Bankruptcy Code as a result of deterioration in demand selling prices, among other factors, and subsequently began operating its business as debtor in possession under the supervision of the Bankruptcy Court. The reorganization of the Company became effective December 23, 1999 at which time the Company ended its manufacturing activities and surrendered its assets. On January 1, 2000 the Company initiated its new business plan to market horticultural containers and provide marketing and technical services to New Christie Ventures, LLC., and other clients.

As a result, the Company recognized income of $902,474 and removed its assets and liabilities from the books. The assets and liabilities that are recorded in the accounts of the Company on July 31, 2000 reflect activity since reorganization.

The Company's common stock continues to be traded on the OTC Bulletin Board. However, management has been notified by the agency of jurisdiction that OTC trading of the stock will be suspended in the near future unless past due audited financial statements and 10-KSB and 10-QSB reports covering the past eighteen months are submitted promptly to the proper authority. The Plan of Reorganization provides that holders of Discas, Inc. common stock will retain their corporate stock in the Company, but will receive no distribution of funds or property.

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow. Results for the three-month period ending July 31, 2000 reflect a modest income derived primarily from sales commissions earned on the sale of Christie horticultural containers pursuant to an exclusive sales contract with New Christie Ventures, LLC.

The Company has accumulated net operating losses of approximately $1,609,387 as of July 31, 2000, which can be used to offset future earnings through the year 2014. Accordingly, no provision for income taxes is recorded in the financial statements. Furthermore, no deferred tax assets have been recorded due to the uncertainty of the Company's ability to utilize the losses.

The President and Marketing Manager are the only full time employees of the Company. A part time financial assistant has been hired to update the Company books for auditing purposes. The Company has concentrated its efforts to develop new clients in the fields of technical and sales services, and has negotiated a marketing agreement with a foreign supplier of horticultural containers to sell their product line limited in North America. This sales agreement will allow the Company to increase its customer base and income stream while offering additional products to the horticultural industry.

Management has completed successful negotiations with an investment and financial consulting company whereby this company will pay for audits required for the Company to complete and submit overdue 10-KSB and 10-QSB reports, in exchange for 250,000 shares of new issue common stock, subject to successful establishment of future trading status as a public company on the OTC Bulletin Board. The board of directors has approved the agreement, however, there can be no assurance that the audits and required reports will be completed in a timely manner sufficient to maintain trading status. Management and the investor have contacted the proper authorities requesting an extension of trading status following notification that trading of Discas, Inc. Common stock is in the process of being suspended.

RESULTS OF OPERATIONS

The results of operations for the three month period ended July 31, 2000 are not necessarily indicative of the results expected for future periods because the Company is evaluating new business opportunities in marketing and technical services which could increase its income base and operating expenses.
Management is also in preliminary discussions with an investor and a Canadian company regarding a possible reverse merger.

THREE-MONTH PERIODS ENDING JULY 31, 2000 and 1999

Sales decreased by $608,102, or approximately 92.6 %, to $48,911 for the three month period ended July, 2000, as compared to $657,013 for the three month period ended July 31, 1999. The reduction in sales is attributable to the shutdown of all manufacturing operations, the surrender of production assets and commission only revenues from marketing services, in accordance with the Plan of Reorganization approved by the Bankruptcy Court.

Cost of goods sold decreased by $573,685, or 100%, to zero for the three month period ended July 31, 2000, as compared to $573,685 for the three month period ended July 31, 1999. The decrease in cost of goods sold was attributable to the change in business operations whereby the Company no longer purchases items for sale.

Gross profit decreased by $34,417. to $48,911 for the three-month ended July 31, 2000, as compared to with a gross profit of $83,328 for the three-month period ended July 31, 1999. The decrease in gross profit was attributable to decreased sales for the period. Gross profit as a percentage of sales increased to 100% for the three-month period ended July 31, 2000, as compared 12.7% for the three-month period ended July 31, 1999.

Selling, general and administrative costs decreased by $243,262 or approximately 82.5%, to $51,611 for the three-month period ended July 31, 2000, as compared to $294,873 for the three-month period ended July 31, 1999. The decrease in SGA costs is attributable to reduction in fixed overhead, financing costs and employee levels associated with reorganization of the Company.

Operating loss decreased by $208,845 or approximately 98.7%, to $2,700 for the three month period ended July 31, 2000, as compared to a loss of $211,545 for the three-month period ended July 31, 1999. The operating loss decrease was attributable to the change in nature of business, including reduced fixed and variable costs associated with operating primarily as a commission sales agent.

Net loss was $2,637 for the three-month period ended July 31, 2000, as compared to a net loss of $235,252 for the three-month period ended July 31, 1999. The decrease in net loss was attributable to the change in nature of the business, including reduced operating and financing costs.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's activities as a manufacturing firm ceased December 23, 1999. The assets and liabilities of the Company as of that date were removed from the books. A small loan from the President provided start-up working capital to cover minimum operating expenses. Monthly commissions from the sale of Christie containers and other products totaled about 95% of operating costs for the three-month period ended July 31, 2000. There is no assurance that future income will be sufficient to cover current and projected operating and marketing expenses.

As disclosed in Form 10-KSB for fiscal year ended April 31, 1999, Discas, Inc. securities were moved from the NASDAQ SmallCap Market to the OTC Bulletin Board on February 9, 1999. The Board of Directors has authorized the President to conduct negotiations and solicit offers from potential investors and merger partners desiring to become publicly traded via a deal with the Company, assuming that the OTC trading status of the Company can be sustained or reinstated. There can be no assurances that the Company will be able to maintain its current OTC trading status during the period required to complete the overdue audited financial and other reports.




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

         Stephen P. DePaolo, Director. Mr. DePaolo has worked at Discas in production, marketing and purchasing since 1985 and currently manages feedstock sourcing and markets. He has developed advertising and publicity programs covering Discas materials, and has established approvals as suppliers to Wal-Mart Stores Inc., and McDonalds Corp. Mr. DePaolo gained a dual B.A. degree from Northwestern University in Business Administration and Marketing. Stephen DePaolo is the son of Patrick A. DePaolo.

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