Form 10QSB
period 2000-10-31
DISCAS INC
filed 2001-04-17
CIK 786364

DISCAS, INC.



                           Filing Type:  10QSB
                           Description:  Quarterly Report
                           Filing Date:  April 17, 2001
                            Period End:  October 31, 2000


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

For the quarterly period ended                   October 31, 2000
                               -------------------------------------------------

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

         Transitional Small Business Disclosure Format (check one)
                                                           |_|  Yes      |X|  No



                          DISCAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                           OCTOBER 31,   APRIL 30,
                                                             2000          2000
                                                          (UNAUDITED)    (AUDITED)


                               ASSETS


Current assets:
     Cash and cash equivalents                           $    47,575    $     9,564
     Accounts receivable, net of allowance for
         doubtful accounts of $0                              33,686         56,060
                                                         -----------    -----------

         Total current assets                                 81,261         65,624
                                                         -----------    -----------

Other assets
     Deposits and other assets                                   179            179
                                                         -----------    -----------

                                                         $    81,440    $    65,803
                                                         ===========    ===========




                  LIABILITIES AND DEFICIENCY IN ASSETS


Current liabilities:
     Accounts payable                                    $        54    $    13,215
     Accrued expenses                                         35,048         15,000
     Due to related party                                     18,077         18,076
                                                         -----------    -----------

         Total current liabilities                            53,179         46,291
                                                         -----------    -----------

Deficiency in assets:
     Common stock, par value $.0001 per share:
         authorized 20,000,000 shares, 3,390,776
         shares issued and outstanding                           339            339
     Additional paid in capital                            4,705,106      4,705,106
     Accumulated deficit                                  (4,677,184)    (4,685,933)
                                                         -----------    -----------

         Total stockholders' equity                           28,261         19,512
                                                         -----------    -----------

                                                         $    81,440    $    65,803
                                                         ===========    ===========




The accompanying notes are an integral part of these financial statements.



                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              THREE          THREE           SIX            SIX
                                          Months ended  Months ended    Months ended   Months ended
                                           October 31,    October 31,    October 31,    October 31,
                                              2000           1999           2000           1999

Sales                                     $   104,876    $   834,038    $   150,298    $ 1,491,051

Cost of Sales                                  20,777        585,107         24,929      1,158,792
                                          -----------    -----------    -----------    -----------

   Gross Profit                                84,099        248,931        125,369        332,259

Selling, General and
Administrative expenses                        51,842        293,770        116,658        588,643
                                          -----------    -----------    -----------    -----------

   Income (Loss) from
   Operations                                  32,257        (44,839)         8,712       (256,384)
                                          -----------    -----------    -----------    -----------

Other income (expense):
   Interest Income                               --             --               63           --
   Interest expense                               (12)       (40,007)           (24)       (63,717)
                                          -----------    -----------    -----------    -----------

   Net other income (expense)                     (12)       (40,007)            39        (63,717)
                                          -----------    -----------    -----------    -----------

Net income (loss)                         $    32,245    $   (84,846)   $     8,751    $  (320,097)
                                          ===========    ===========    ===========    ===========


Average number of shares
Outstanding                                 3,390,776      3,390,776      3,390,776      3,390,776
                                          ===========    ===========    ===========    ===========

Net loss per share (Basic and Diluted):
 Net loss                                 $     (0.01)   $     (0.03)   $     (0.00)   $     (0.09)
                                          ===========    ===========    ===========    ===========





The accompanying notes are an integral part of these financial statements



                          DISCAS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six months ended October 31,
                                                                2000         1999
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                    $   8,751    $(320,097)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation expense                                          --        163,906
     Interest expense                                              --         76,672
     Changes in assets and liabilities:
         Decrease in accounts receivable                         22,374      209,688
         Decrease in inventory                                     --         82,075
         Increase in other assets                                  --        (12,700)
         Increase in prepaid expenses                              --        (29,852)
         (Decrease) Increase in accounts payable                (13,162)      63,779
         Increase (Decrease) in accrued expenses                 20,048      (79,767)
                                                              ---------    ---------

             NET CASH PROVIDED BY OPERATING ACTIVITIES           38,011      153,704
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property & equipment                           --        (29,172)
                                                              ---------    ---------

             NET CASH USED BY INVESTING ACTIVITIES                 --        (29,172)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable                           --        (34,086)
     Principal payments on obligations under capital leases        --        (11,457)
     Principal payments on line of credit                          --        (81,454)
                                                              ---------    ---------

             NET CASH USED BY FINANCING ACTIVITIES                 --       (126,997)
                                                              ---------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                             38,011       (2,465)

CASH AND EQUIVALENTS, beginning of period                         9,564       60,055
                                                              ---------    ---------

CASH AND EQUIVALENTS, end of period                           $  47,575    $  57,590
                                                              =========    =========


SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $      23    $    --
    Interest capitalized                                      $    --      $  76,672




The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2000

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

The assets and liabilities that are recorded in the accounts of the Company on October 31, 2000 reflect activity since the reorganization.




                           DISCAS, INC.  OCTOBER 31, 2000 10-QSB

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

As a result, the Company recognized income of $902,474 and removed its assets and liabilities from the books. The assets and liabilities that are recorded in the accounts of the Company on October 31, 2000 reflect activity since reorganization.

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow. Results for the three-month period ending October 31, 2000 reflect a modest income derived primarily from consulting fees and sales commissions earned on the sale of Christie horticultural containers pursuant to an exclusive sales contract with New Christie Ventures, LLC.

The Company has accumulated net operating losses of approximately $1,577,130 as of October 31, 2000, which can be used to offset future earnings through the year 2014. Accordingly, no provision for income taxes is recorded in the financial statements. Furthermore, no deferred tax assets have been recorded due to the uncertainty of the Company's ability to utilize the losses.

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

The Company completed a consulting project in August, 2000 for a major international copy machine toner producer, and has negotiated a marketing/resale agreement to be exclusive sales agent for the toner based compounds developed by Discas pursuant to the consulting project.

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

RESULTS OF OPERATIONS

The results of operations for the three month period ended October 31, 2000 are not necessarily indicative of the results expected for future periods because the Company is evaluating new business opportunities in marketing and technical services which could increase its income base and operating expenses.
Management is also in preliminary discussions with an investor and a Canadian company regarding a possible reverse merger.

THREE-MONTH PERIODS ENDING October 31, 2000 and 1999

Sales decreased by $729,162, or approximately 87.4 %, to $104,876 for the three month period ended October, 2000, as compared to $834,038 for the three month period ended October 31, 1999.

The reduction in sales is attributable to the shutdown of all manufacturing operations, the surrender of production assets and limited revenues from consulting and marketing services, in accordance with the Plan of Reorganization approved by the Bankruptcy Court.

Cost of goods sold decreased by $564,330, or 96.4%, to $20,777 for the three month period ended October 31, 2000, as compared to $585,107 for the three month period ended October 31, 1999. The decrease in cost of goods sold was attributable to the change in business operations whereby the Company no longer manufactures items for sale.

Gross profit decreased by $164,832 to $84,099 for the three-month ended October 31, 2000, as compared to with a gross profit of $242,931 for the three-month period ended October 31, 1999. The decrease in gross profit was attributable to decreased sales for the period. Gross profit as a percentage of sales increased to 80% for the three-month period ended October 31, 2000, as compared 29.8% for the three-month period ended October 31, 1999.

Selling, general and administrative costs decreased by $241,928 or approximately 82.4%, to $51,842 for the three-month period ended October 31, 2000, as compared to $293,770 for the three-month period ended October 31, 1999. The decrease in SGA costs is attributable to reduction in fixed overhead, financing costs and employee levels associated with reorganization of the Company.

Operating loss decreased by $77,096 or approximately 172%, to a profit of $32,257 for the three month period ended October 31, 2000, as compared to a loss of $44,839 for the three-month period ended October 31, 1999. As a result the company had its first profitable quarter under the new operating plan. The operating results are attributable to the change in nature of business, including reduced fixed and variable costs associated with operating primarily as a service business and successful sales activities.

Net profit was $32,245 for the three-month period ended October 31, 2000, as compared to a net loss of $84,846 for the three-month period ended October 31, 1999. The decrease in net loss was attributable to the change in nature of the business, including reduced operating and financing costs.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's activities as a manufacturing firm ceased December 23, 1999. The assets and liabilities of the Company as of that date were removed from the books. A small loan from the President provided start-up working capital to cover minimum operating expenses. Monthly commissions from the sale of Christie containers and consulting fees totaled about 115% of operating costs for the three-month period ended October 31, 2000. There is no assurance that future income will be sufficient to cover current and projected operating and marketing expenses.

As disclosed in Form 10-KSB for fiscal year ended April 31, 2000, Discas, Inc. securities were moved from the NASDAQ SmallCap Market to the OTC Bulletin Board on February 9, 1999. The Board of Directors has authorized the President to conduct negotiations and solicit offers from potential investors and merger partners desiring to become publicly traded via a deal with the Company, assuming that the OTC trading status of the Company can be sustained or reinstated. There can be no assurances that the Company will be able to maintain its current OTC trading status during the period required to complete the overdue audited financial and other reports.

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