Form 10QSB
period 2001-01-31
DISCAS INC
filed 2001-05-09
CIK 786364

DISCAS, INC.



                          Filing Type: 10QSB
                          Description: Quarterly Report
                          Filing Date: May 7, 2001
                          Period  End: January 31, 2001


                     Primary Exchange: Boston Stock Exchange
                               Ticker: DSCS


                                Table of Contents


--------------------------------------------------------------------------------

                                     10-QSB
Consolidated Balance Sheet.....................................................3
Consolidated Statements of Operation...........................................4
Consolidated Statements of Cash Flows..........................................5
Notes to Consolidated Financial Statements.....................................6
Management's Discussion, Analysis of Financial Condition.......................6
Results of Operations..........................................................7
Liquidity and Capital Resources................................................9
Management.....................................................................9
Employment Agreements ........................................................10
Signatures....................................................................10

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
Item 1
(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         January 31, 2001
                               -------------------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________
                                 001-13207
Commission file number           000-22827

                                  DISCAS, INC.
 ................................................................................
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             06-1175400
 ................................................................................
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

31 Sheridan Drive, Naugatuck, Connecticut                           06708
 ................................................................................
(Address of principal executive offices)                         (Zip Code)

                                  203-920-9478
 ................................................................................
              (Registrant's telephone number, including area code)

           567-1 South Leonard Street, Waterbury, Connecticut, 06708
 ................................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

       Transitional Small Business Disclosure Form at (check one)
                                                                  |_| Yes |X| No


           DISCAS, INC. AND SUBSIDIARIESDISCAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                         January 31,     April 30,
                                                                             2001           2000
                                                                         -----------    -----------
                                                                         (UNAUDITED)    (UNAUDITED)
                               ASSETS

Current assets:
     Cash and cash equivalents                                           $    12,771    $     9,564
     Accounts receivable, net of allowance for
         doubtful accounts of $0 and $0                                       26,023         56,060
                                                                         -----------    -----------

         Total current assets                                                 38,794         65,624

Other assets
     Deposits and other assets                                                   179            179
                                                                         -----------    -----------

                                                                         $    38,973    $    65,803
                                                                         ===========    ===========



           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
     Accounts payable                                                    $    17,925    $    13,215
     Accrued expenses                                                          8,018         15,000
     Due to related parties                                                    9,591         18,076
                                                                         -----------    -----------

         Total current liabilities                                            35,534         46,291

Stockholders' equity (deficiency in assets):
     Common stock, par value $.0001 per share:
         authorized 20,000,000 shares, 3,390,776
         shares issued and outstanding                                           339            339
     Additional paid in capital                                            4,705,106      4,705,106
     Accumulated deficit                                                  (4,702,006)    (4,685,933)
                                                                         -----------    -----------

         Total stockholders' equity                                            3,439         19,512
                                                                         -----------    -----------

                                                                         $    38,973    $    65,803
                                                                         ===========    ===========



The accompanying notes are an integral part of these financial statements.


                          DISCAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STAEMENTS OF OPERATIONS
                                   (UNADUITED)


                                          Three           Three            Nine            Nine
                                       Months ended    Months ended    Months ended    Months ended
                                       January 31,     January 31,     January 31,     January 31,
                                            2001            2000            2001            2000
                                      -------------   -------------   -------------   -------------
Sales                                 $      25,254   $     256,120   $     175,552   $   1,747,171

Cost of sales                                   350         189,792          25,279       1,348,584
                                      -------------   -------------   -------------   -------------

   Gross profit                              24,904          66,328         150,273         398,587

Selling, general & admin. expenses           49,728         205,624         166,386         794,267
                                      -------------   -------------   -------------   -------------

   Loss from operations                     (24,824)       (139,296)        (16,113)       (395,680)
                                      -------------   -------------   -------------   -------------

Other income (expense) :
                                                  -               -              63               -
   Interest income                                -         (19,009)            (23)        (82,723)
                                      -------------   -------------   -------------   -------------

   Net other income (expense)                     -         (19,009)            (40)        (82,723)
                                      -------------   -------------   -------------   -------------

(Loss) before extraordinary item            (24,824)       (158,305)        (16,073)       (478,403)

Extraordinary items:
   Bankruptcy reorganization                      -         902,474               -         902,474
                                      -------------   -------------   -------------   -------------

Net income (loss)                     $     (24,824)  $     744,169   $     (16,073)  $     424,071
                                      =============   =============   =============   =============


Average number of shares outstanding      3,390,776       3,390,776       3,390,776       3,390,776
                                      =============   =============   =============   =============

Net loss per share (Basic & Diluted):
   Loss before extraordinary items            (0.01)          (0.05)          (0.00)          (0.14)
   Extraordinary items
     Bankruptcy reorganization                    -            0.27               -            0.27
                                      -------------   -------------   -------------   -------------

Net income (loss)                     $       (0.01)  $        0.22   $        0.00   $        0.13
                                      =============   =============   =============   =============






The accompanying notes are an integral part of these financial statements


                          DISCAS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine months ended January 31,
                                                                  2001                2000
                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ (16,073)          $ 424,071
Adjustments to reconcile net loss to net
     Cash used by operating activities:
     Depreciation expense                                            --               163,906
     Interest expense                                                --                76,672
     Extraordinary item - reorganization                             --              (902,474)
     Changes in assets and liabilities:
         Decrease in accounts receivable                           30,037             425,463
         Decrease in inventory                                       --                66,255
         Increase in other assets                                    --               (12,879)
         Increase in prepaid expenses                                --               (20,761)
         Increase in accounts payable                               4,711              44,336
         Decrease in accrued expenses                             (15,468)            (40,042)
                                                                ---------           ---------

             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       3,207             224,547
                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on other asset                                         --                  --
     Acquisition of property & equipment                             --               (29,172)
                                                                ---------           ---------

             NET CASH USED BY INVESTING ACTIVITIES                   --               (29,172)
                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable                             --               (34,086)
     Principal payments on obligations under capital leases          --               (17,585)
     Principal payments on line of credit                            --               (81,454)
     Cash surrendered at reorganization                              --              (111,264)
                                                                ---------           ---------

             NET CASH USED BY FINANCING ACTIVITIES                   --              (244,389)
                                                                ---------           ---------

NET DECREASE IN CASH AND EQUIVALENTS                                3,207             (49,014)

CASH AND EQUIVALENTS, beginning of period                           9,564              60,055
                                                                ---------           ---------

CASH AND EQUIVALENTS, end of period                             $  12,771           $  11,041
                                                                =========           =========


SUPPLEMENTAL DISCLOSURES
    Interest paid                                               $      23           $    --
    Issuance of common stock for
       Services rendered                                        $    --             $  45,819
    Issuance of warrants for
       services rendered                                        $    --             $  10,000



The accompanying notes are an integral part of these financial statements.

                          DISCAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 2001

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

Certain 2000 amounts may have been reclassified to conform to the 2001 presentation.


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

The assets and liabilities that are recorded in the accounts of the Company on January 31, 2001 reflect activity since the reorganization.



                      DISCAS, INC. JANUARY 31, 2001 10-QSB

                           MANAGEMENT'S DISCUSSION and

                       ANALYSIS of FINANCIAL CONDITION and

                              RESULTS of OPERATIONS


DISCAS, Inc. has been restructured as a marketing services and technical services business in accordance with Plan of Reorganization confirmed on December 28, 1999 by the United States Bankruptcy Court in New Haven, Connecticut. On June 4, 1999 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code as a result of deterioration in demand and selling prices, among other factors, and subsequently began operating its business as debtor in possession under the supervision of the Bankruptcy Court. The reorganization of the Company became effective December 28, 1999 at which time the Company ended its manufacturing activities and surrendered its assets. On January 1, 2000 the Company initiated its new business plan to market horticultural containers and provide marketing and technical services to New Christie Ventures, LLC., and other clients.

As a result, the Company recognized income of $902,474 and removed its assets and liabilities from the books. The assets and liabilities that are recorded in the accounts of the Company on January 31, 2001 reflect activity since reorganization.

The Company's common stock continues to be traded on the spot market, but is no longer listed on the OTC Bulletin Board. Management has been notified by the agency of jurisdiction that OTC trading of the stock has been suspended and will not be considered for relisting until audited financial statements and 10-KSB and 10-QSB reports covering the past eighteen months are submitted to the proper authority. The Plan of Reorganization provides that holders of Discas, Inc. common stock will retain their corporate stock in the Company, but will receive no distribution of funds or property.

The company has continued to pay monthly stock transfer fees in order to maintain trading records in anticipation of becoming listed again on the OTC Bulletin Board.

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position and changes in cash flow. Results for the three-month period ending January 31, 2001 reflect a modest loss due primarily to reduced consulting fees and sales commissions during the slow winter season for horticultural containers.

The Company has accumulated net operating losses of approximately $1,581,954 as of January 31, 2001, which can be used to offset future earnings through the year 2014. Accordingly, no provision for income taxes is recorded in the financial statements. Furthermore, no deferred tax assets have been recorded due to the uncertainty of the Company's ability to utilize the losses.

The President and Marketing Manager have been the only full time employees of the Company as of December 31,2000. Due to the financial condition of the company, the President, CEO and Chairman has not received compensation in January, 2001 and does not anticipate that the company will be able to pay him a competitive salary in the future. The Board of Directors, absent the president's vote, offered to compensate him with new issue stock grants and additional stock options if he would remain and carry on the business plan of the company, including completing a deal with Summa Capital to pay for audits in exchange for 250,000 new issued common shares, which are a condition for OTC Bulletin Board listing to be reinstated. A part time financial assistant has been hired to update and maintain the Company books for auditing purposes. The Company has concentrated its efforts to develop new clients in the fields of technical and sales services, and has negotiated a non-exclusive marketing agreement with a foreign supplier of horticultural containers to sell their product line in North America. This sales agreement will allow the Company to increase its customer base and income stream while offering additional products to the horticultural industry.

The Company completed a consulting project in August, 2000 for a major international copy machine toner producer, and is negotiating a joint marketing/resale agreement with a Canadian Manufacturer to sell the toner based compounds in North America.

Management has substantially completed the work necessary for the past due 10-KSB and 10-QSB reporting. Summa Capital, an investment and financial consulting firm, has paid for audits and other accounting services required for the Company to complete and submit overdue 10-KSB and 10-QSB reports, in exchange for 250,000 shares of new issue common stock. The board of directors has authorized the filing required for the issuance of new shares. There can be no assurance that the audits and required reports will be completed in a timely manner sufficient to maintain trading status. Management and the investor are anticipating filing of the 10-KSB and 10-QSB reports prior to the fiscal year end date of April 30,2001.

The company moved its office and warehousing to a new location in the Naugatuck Industrial Park on December 31, 2001 when the former facility lease expired.

RESULTS OF OPERATIONS

The results of operations for the three month period ended January 31, 2001 are not necessarily indicative of the results expected for future periods because the Company incurred one time expenses for relocating its operations during the quarter and the slow winter sales season caused reduced sales commission income. The company is evaluating new business opportunities in marketing and technical services which could increase its income base as well as operating expenses. Management is also in preliminary discussions with Summa Capital regarding a plan to market Discas as a public merger partner if OTC trading status is reinstated.

THREE-MONTH PERIODS ENDING January 31, 2001 and 2000

Sales decreased by $230,866, or approximately 90 %, to $25,254 for the three month period ended January, 2001, as compared to $256,120 for the three month period ended January 31, 2000. The reduction in sales is attributable to the shutdown of all manufacturing operations, the surrender of production assets and limited revenues from consulting and marketing services, in accordance with the Plan of Reorganization approved by the Bankruptcy Court.

Cost of goods sold decreased by $189,442, or 99.8%, to $350 for the three month period ended January 31, 2001, as compared to $189,792 for the three month period ended January 31, 2000. The decrease in cost of goods sold was attributable to the change in business operations whereby the Company no longer manufactures items for sale.

Gross profit decreased by $41,424 to $24,904 for the three-month ended January 31, 2001, as compared to with a gross profit of $66,328 for the three-month period ended January 31, 2000. The decrease in gross profit was attributable to decreased sales for the period. Gross profit as a percentage of sales increased to 98.6% for the three-month period ended January 31, 2001, as compared 25.9% for the three-month period ended January 31, 2000.

Selling, general and administrative costs decreased by $155,896 or approximately 75.8%, to $49,728 for the three-month period ended January 31, 2001, as compared to $205,624 for the three-month period ended January 31, 2000. The decrease in SGA costs is attributable to reduction in fixed overhead, financing costs and employee levels associated with reorganization of the Company.

Operating loss decreased by $114,472 or approximately 82.2%, to $24,824 for the three month period ended January 31, 2001, as compared to a loss of $139,296 for the three-month period ended January 31, 2000. The operating results are attributable to the change in nature of business, including reduced fixed and variable costs associated with operating primarily as a sales and technical service business.

Net loss was $24,824 for the three-month period ended January 31, 2001, as compared to a net loss of $158,305, before extraordinary item, for the three-month period ended January 31, 2000. The decrease in net loss was attributable to the change in nature of the business, including reduced operating and financing costs. A one time recognition of $902,474 in income resulting from the reorganization of the company on December 28, 1999 resulted in a net income of $744,169 for the three month period ending January 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities as a manufacturing firm ceased December 28, 1999. The assets and liabilities of the Company as of that date were removed from the books. A small loan from the President provided start-up working capital to cover minimum operating expenses. Commissions from the sale of Horticultural containers and consulting fees totaled about 50% of operating costs for the three-month period ended January 31, 2001. There is no assurance that future income will be sufficient to cover current and projected operating and marketing expenses.

As disclosed in Form 10-KSB for fiscal year ended April 31, 2000, Discas, Inc. securities were moved from the NASDAQ SmallCap Market to the OTC Bulletin Board and subsequently delisted on OTC Bulletin Board prior to January 31, 2001. The Board of Directors has authorized the President to conduct negotiations and solicit offers from potential investors and merger partners desiring to become publicly traded via a deal with the Company, assuming that the OTC trading status of the Company can be reinstated. There can be no assurances that the Company will be able to reinstate its OTC trading status.

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


Patrick A. DePaolo, Chairman of the Board of Directors, President, CEO and CFO. Prior to founding Discas in 1985, Mr. DePaolo worked at Uniroyal Chemical Corp. for 11 years where he had overall responsibility for the development and marketing of thermoplastic elastomers. In 1974, he established Prolastomer, Inc., ("Prolastomer") to develop compounds for footwear, sporting goods and automotive applications. Mr. DePaolo has extensive management experience in the field of plastics compounding and processing and is considered a leading technical expert in developing new applications from recycled and virgin polymers. He has degrees in Chemical Engineering (B.S.) from the University of Massachusetts at Amherst and Polymer Chemistry (M.S.) from Southern Connecticut State University and has published articles and text book chapters in the field of polymer chemistry. Mr. DePaolo has extensive business experience and has founded or been a partner in several plastics companies including J-Von, Bailey III, Inc., Prolastomer, PASTANCH, LLC and NexVal Plastics. Of these, only PASTANCH, Discas and J-Von remains in existence.

Thomas R. Tomaszek, Director. Mr. Tomaszek has over 20 years management experience in plastics, recycling equipment, design, and operations. In addition to his experience in equipment and facility development, Mr. Tomaszek has held senior marketing positions with 3 plastics manufacturing firms, Rapid Granulator Company, Nelmor Company and Eaglebrook-East. He was also manager of manufacturing operations of Plastics Again, a Genpak and Mobil Corporation joint venture polystyrene recycling facility and, more recently, from post-consumer polyethylene film and plastic bottle recycling plant. From 1993 to 1996 he was Vice President and General Manager of operations at SBU Operations, a recycling equipment manufacturing subsidiary of DelCorp., Inc. Mr. Tomaszek was Marketing and Business Development Manager for Discas from April, 1996 until September 1999.

Stephen P. DePaolo, Director. Mr. DePaolo has worked at Discas in production, marketing and purchasing positions 1985 until October 1999. He is currently United States Marketing manager for a Canadian based plastic recycling company. Mr. DePaolo gained a dual B.A. degree from Northwestern University in Business Administration and Marketing. Stephen DePaolo is the son of Patrick A. DePaolo.

John Carroll, Director. Mr. Carroll became a Director of the Company in November, 1996. Mr. Carroll is the founder, Chairman of the Board and Chief Executive Officer of Newgrange Co., a holding company created in 1990, which controls various commercial entities, several of which are in the polymer industry. Prior to founding Newgrange Co., Mr. Carroll served as Chief Financial Officer of Leach and Garner Manufacturing Co., and worked at Arthur D. Little for 12 years as a consultant. Mr. Carroll received an M.B.A. from the Graduate School of Business of Columbia University. Mr. Carroll is currently managing member of New Grange, and a director of Chesterton Co., Leach and Gardner Manufacturing and ATP, Inc. See "Certain Transactions."

Employment Agreements

Mr. Patrick DePaolo has served as Chairman of the Board, Chief Executive Officer and President of the Company pursuant to a five year Employment Agreement completed in August 1997 when the company went public. This agreement was terminated on December 23, 1999 as a result of the reorganization of the company under Chapter 11,. Mr. DePaolo agreed to remain with the Company as President, Chairman of the Board and acting Chief Financial Officer for the one year period from January 1, 2000 to December 31, 2000, for compensation which included a modest salary, employee stock options, commission incentives and customary fringe benefits, as determined by the Board of Directors. During this period Mr. DePaolo did not receive his full salary or any commissions or benefits, other than the customary fringe benefits. The Board of Directors, absent Mr. Depaolo's vote, approved issuance of 300,000 options for year 200 employment of Mr. DePaolo in January 2000. The Board has determined that the company cannot pay Mr. DePaolo a fair salary for his services in the year 2001 and has offered to compensate Mr. DePaolo with new issue common stock in addition to a modest salary and other fringe benefits if he remains in his current management position until the OTC trading and potential deals to market the public shell or reorganize the company for the benefit of stockholders are resolved. Mr. DePaolo has agreed to remain in these positions subject to a grant of 300,000 new shares pursuant to an 8-S filing, and freedom to supplement his employment and consulting income from other sources.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                         DISCAS, INC.
                                         Registrant





Date:  May 4, 2001                       By /s/ Patrick A. DePaolo, Sr.
                                            ------------------------------------
                                            Patrick A. DePaolo, Sr.
                                            Chairman, President, CEO and CFO